Form 10-K
period 1995-09-30
GE FUNDS
filed 1995-11-22
CIK 891079

GE Funds

[GRAPHIC]

GE LOGO

[GRAPHIC]

Photo of:
GE Investments' portfolio managers are pictured making a trade in one of our newly upgraded trading rooms. During 1995, GE Investments made technological improvements in an effort to create state-of-the-art trading facilities.


ANNUAL REPORT September 30, 1995

Understanding Your Report

                                                                         Page
GE FUNDS' SPECTRUM                                         INSIDE FRONT COVER

How Your Funds Match Up With
The Risk/Return Spectrum

PRESIDENT'S LETTER                                                          1

Mike Cosgrove On Market Events

REVIEW OF PERFORMANCE
AND SCHEDULES OF INVESTMENTS

Portfolio Managers Discuss Your Funds
 And What We Invested In And Why

   GE INTERNATIONAL FUNDS                                                 3-9

   GE U.S. EQUITY FUND                                                  10-16

   GE STRATEGIC INVESTMENT FUND                                         17-23

   GE TAX-EXEMPT FUND                                                   24-27

   GE FIXED INCOME FUNDS                                                28-37

FINANCIAL STATEMENTS                                                    38-49

Financial Highlights And Statements
Of Assets And Liabilities,
Operations, And Changes In Net Assets

NOTES                                                                   50-53

Notes To The Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS                                          55

The Accountant's Opinion

GE FUNDS MANAGEMENT TEAM                                                   56

SHAREHOLDER INQUIRIES                                       INSIDE BACK COVER

How You Can Obtain More Information



                                                              CLASS STRUCTURE




   The following describes each of the class definitions for the GE Funds' multiple class structure, which is described in greater detail in the Funds' Prospectus. Be sure to reference your appropriate performance chart.

   CLASS A SHARES are offered with a front-end load (as described in Note 1 of the Notes to the Financial Statements) through authorized dealers and are available to anyone not eligible to invest in Class C or Class D. Also available to certain employee retirement plans seeking the additional services available to Class A investors. The load is waived in certain instances as described in the prospectus.

   CLASS B SHARES are offered with a back-end load through authorized dealers and are available to anyone not eligible to invest in Class C or Class D. The maximum contingent deferred sales load imposed on redemptions of this class of shares (as a percentage of redemption proceeds) is 4.00% for equity funds and 3.00% for fixed income funds.

   CLASS C SHARES are no load shares available only to a limited group of investors, including employees and retirees of GE and their family members.

   CLASS D SHARES are no load shares available only to certain qualified institutions, including employee retirement plans that do not seek the additional services available to Class A investors.

ON THE COVER:  GE Investments' portfolio managers are pictured making a trade in one of our newly upgraded trading rooms.
               During 1995, GE Investments made technological improvements in an effort to create state-of-the-art trading facilities.

Investment Strategy
AGGRESSIVE
MODERATE
CONSERVATIVE

                                   FINDING THE RIGHT MIX OF RISK AND RETURN

                                                                  Potential
                                                                Risk/Return
Mutual Fund Categories                                             Spectrum

STABILITY This category seeks to provide strong safety and stability of principal while providing current income. Funds in this category are built around high-quality, short-term securities with remaining maturities of 13 months or less.

INCOME This category includes taxable or tax-exempt bond funds. Depending on the types of bonds or other fixed income securities in which the funds invest, these funds seek to provide a moderate to high level of current income, while aiming to preserve an investor's original investment value.

GROWTH This category includes stock funds designed to pursue long-term growth. Balanced and asset allocation funds investing in diversified portfolios of bonds, other fixed income securities and money market instruments, as well as stocks may also be included. Although stocks historically have offered the greatest growth potential, they have fluctuated more in price from day to day.

INTERNATIONAL GROWTH This category includes international stock funds that invest in common stocks and other equity securities of companies located primarily outside the United States. Compared with domestic stocks, these funds offer potentially higher returns, but carry additional risks.

  GE FUNDS

  GE Money Market Fund


  GE Short-Term
  Government Fund
  GE Fixed Income Fund
  GE Tax-Exempt Fund


  GE Strategic Investment Fund
  GE U.S. Equity Fund


  GE Global Equity Fund
  GE International Equity Fund


   Each investor has a unique notion of what the "right" mix of risk and return should be. You may, for example, be an investor who seeks to maintain the highest possible degree of stability in your portfolio, and therefore favors money market securities. Or, you may be at the opposite end of the spectrum - someone who is willing to accept and tolerate higher degrees of risk in exchange for the potential of higher returns offered by stocks. Because higher returns generally mean greater price fluctuations and potential loss, investment decisions will always revolve around this tradeoff.

   To help you align your portfolio's particular blend of risk and return with your investment preferences, GE Funds strives to offer an evenly balanced array of invest ment options.

   As illustrated at left, GE Funds' family of funds falls into distinct categories that are designed to match up with the various stages of the risk/return spectrum. Using this guide, you can fashion a diversified portfolio to help you achieve your individual investment goals while maintaining a level of risk acceptable to you. Through this type of approach, GE Funds can truly be your core investment program.

                                              A LETTER FROM THE PRESIDENT

DEAR SHAREHOLDER:

   This past year marks some exciting changes at the GE Funds. We have devoted significant efforts and resources to improving our customer service capabilities. Our GE Inquiry Center has been expanded to accommodate major technology improvements. Each of our inquiry specialists has undergone extensive training in order to provide you with more valuable information.
In addition, we continue to upgrade our trading areas with the latest equipment for trading, news and information to ensure our analysts stay on top of the markets.

   In the same spirit of change, you'll note some improvements to this year's annual report. We've organized the report to be more interesting and informative for you. We've added helpful fund information on the inside front cover and have organized the discussion of each Fund by its asset class.

   Going forward into another fiscal year, you'll continue to see changes at the GE Funds. Recently, you may have received our customer satisfaction survey. We want to take this oppor-tunity to encourage your feedback. It is the most valuable way we can improve our services and product offerings to you.

PERFORMANCE HIGHLIGHTS

   After weak financial performance in 1994, financial markets rebounded in 1995. The best performing GE Fund was our U.S. Equity Fund, which had returns in the mid 20% range for the year, excluding loads. Boosted by its investment allocation in the U.S. stock market, the GE Strategic Investment Fund performance closely followed, returning approximately 20% for all classes, excluding loads. GE Fixed Income Fund was another double digit performer, excluding loads, benefiting from lower interest rates in 1995.

   Additionally, the majority of our Fund classes, excluding loads, outperformed their peers for the year, based on averages calculated by Lipper Analytical Services, an independent mutual fund rating service. The Lipper Analytical Services average total returns for each applicable category and complete details on each Fund's performance, including reductions for the effects of loads, can be found on the various Fund profiles contained in this annual report.

   Overall, every Fund (all classes) with the exception of GE Global Equity Fund, had its highest annual total return since its commencement of investment operations.

MARKET OVERVIEW

   In the third quarter of 1995, with the so-called soft landing in sight, the Federal Reserve reversed its braking policy of raising interest rates in 1994 and early 1995 and lowered interest rates by 0.25% to try to stimulate economic growth. Many "Fed Watchers" predict further interest rate reductions as U.S. industrial activity continues to slow. This interest rate environment, coupled with low inflation, robust corporate earnings and money flowing into equity mutual funds, contributed to a strong fiscal year ending September 30, 1995 for the equity markets-an increase of 29.8% as measured by the S&P 500.

   The bond market also reacted positively with a return of 14.1% for the twelve month period ending September 1995, as measured by the Lehman Brothers Aggregate Bond Index. Driven by concerns over potential tax reform, municipal bonds underperformed taxable bonds on a total return basis during the period, with the Lehman Brothers Municipal Bond Index up 11.2%.

   International equity market performance, as measured by the Morgan Stanley EAFE Index, was disappointing with a return of 5.8% for the twelve month period ending September 1995. Japan, while showing significant improvement in the third quarter, was the major market driving the underperformance as its continued economic malaise resulted in a negative return of 5.5%. Continental European markets, while lagging the U.S., delivered strong returns of 18.5% for the same period, led by the Scandinavian countries and Switzerland.





[GRAPHIC]

Photo of: Michael J. Cosgrove
          President

MARKET OUTLOOK

   The DOMESTIC EQUITY market is at record levels as measured by dividend yield and several other valuation tools and the potential certainly exists for a short term correction. With economic activity at relatively lower levels during the past few months, we would expect much slower growth in corporate earnings. Fourth quarter 1995 results may include some earnings disappointments which could cause investors to lose confidence in the market. However, good underlying fundamentals, low inflation, flat to declining interest rates, plenty of liquidity and slow but stable economic growth, should result in a continuation of long term growth in the financial markets. We believe that our focus on individual stock selection should serve us well during this period.

   Looking ahead, we see favorable market conditions for FIXED INCOME investments. Inflation is currently under control and the economy, while growing, may need some additional stimulus which should result in bond returns slightly above coupon rates.

   In the MUNICIPAL market, bonds will continue to be drawn out of the market and tax reform will continue to weigh heavily on investor decisions. It is still too early to guess what tax legislation, if any, will come from Washington. Municipal prices, however, will likely increase in volatility as the Presidential and Congressional campaigns gather momentum and the tax reform debate heats up. We will continue to monitor this situation and keep you informed of any significant actions in future correspondence.

   In INTERNATIONAL markets, a slowdown in economic growth has occurred and has resulted in government actions to lower interest rates. We anticipate further cuts in Europe and Japan, which should support a moderate pickup in economic activity through the year end and into 1996. Weakness seen in Continental European markets, in particular France, has provided a buying opportunity, as many companies have been hit by the macroeconomic and political environment. Market valuations in Europe continue to look favorable compared with the U.S. The Japan market is dominated by financial firms and companies that serve local markets (73%), which we find to be generally unattractive. We continue to see an opportunity to invest in export related companies in Japan. Therefore, our investment selection will focus on globally competitive companies with proprietary products that we believe can grow earnings in both a rising and falling yen environment.

   Our view of the relative attractiveness of the various financial markets can be found in our allocations in the GE Strategic Investment Fund. Recently our cautious view has resulted in a reduction of U.S. equity exposure as a percentage of the Fund's assets. This was done to buffer potential short-term volatility in the U.S. equity market.

   We appreciate your investment in the GE Funds and we will continue to be dedicated to helping you meet your financial needs.




  /s/  Michael J. Cosgrove

       Michael J. Cosgrove


   Mike Cosgrove is responsible for the marketing, product development and sales of the GEFunds.

   In Mike's previous position as Chief Financial Officer of GE
Investments and Assistant Treasurer-GE Company, he had financial responsibility for all assets (then $43 Billion) under GE Investments' management. Within his Treasury scope, he had responsibility for GE Shareholder Services, Commercial Paper and the Company Cash Management System. Mike joined GE in 1970. After completing the Financial Management Program he held a number of managerial positions in finance and sales in the International Operation, including serving as its Vice President and Treasurer and later as the Vice President - Countertrade and Barter for GE Trading Company.

   Mike is a Trustee of the GE Pension Trust and GE's employee savings program and serves on GE Investments' Asset Allocation Committee.

   He graduated from Fordham University in 1970 with a B.S. degree in Economics and received his M.B.A. degree from St. John's
University in 1973.

"We will continue
to be dedicated to helping you meet
your financial needs."

GE INTERNATIONAL FUNDS

   Ralph Layman manages the international equity operation with total assets of nearly $6 billion. His responsibilities include managing the GE Global Equity and International Equity Funds.

   Prior to joining GE Investments in 1991, Ralph was Executive
Vice President and Director of International Equity Operations at Northern Capital Management. Previously, he was a Vice President and Portfolio Manager at Templeton Investment Counsel, Inc. He was instrumental in forming Templeton's Emerging Markets Fund, the first listed emerging markets equity fund in the U.S.

   Ralph is a Trustee of the GE Pension Trust, GE's employee savings program, as well as serving on the GE Investments' Asset Allocation Committee. He is a Chartered Financial Analyst (CFA), a charter member of the International Society of Security Analysts and a member of the New York Society of Security Analysts.

   Ralph is a graduate of the University of Wisconsin with a B.S. in Economics and a M.S. in Finance.


[GRAPHIC]
Photo of Ralph Layman

MARKET OVERVIEW

The year has been marked by a continuing slide of the dollar particularly against the "hard" European currencies. In contrast, after weakening through the first half of 1995, the dollar made a rapid reversal against the yen, in the third quarter of 1995, rising 13% and reversing virtually all the year's losses.

   Although the dollar rally hurt our performance, we are positioned in many companies that are global, and believe we can benefit from the dollar rally because of the positive impact on earnings. We believe that continuing mild strength in the dollar can have a positive impact on your portfolio performance in the medium-term.

GE International Equity Fund

For the year ended September 30, 1995 the international markets, as measured by the MSCI EAFE Index, returned 5.8%. The primary driver of our underperformance relative to the benchmark was our weightings in emerging markets, in particular Mexico. As one of the largest country weightings in the Fund, France had a significant negative impact on performance for the third quarter of 1995. The resignation of the French Finance Minister, who was in favor of a strong Franc and disciplined budget cutting, led the market downturn.


GE GLOBAL EQUITY FUND

   For the year ended September 30, 1995 the global equity market, as measured by the MSCI World Index, returned 14.4%. The primary driver of the GE Global Equity Fund's underperformance relative to the benchmark has been the significant underweight position in the U.S. Additionally, our weightings in emerging markets, albeit small, also contributed to our under-performance. Although we did add to our U.S. holdings in the first quarter of 1995 (Travelers Group and Ecolab were new names), it was not enough to get our holdings to the benchmark level. Our performance was enhanced however by the underweight position in Japan (-5.5% return) as well as the exposure in Switzerland (+33.1% return).

   Given our investment style, looking for undervalued growth opportunities, we are finding more attractive investments in non-U.S. markets. As always, we will continue to focus on stocks that we believe can deliver consistent growth at a reasonable price, regardless of the economic environment. We remain committed to our stock picking discipline, ready to take advantage of investment opportunities offered by volatile markets.

GE INTERNATIONAL EQUITY FUND


            GE International Equity Fund
              Top Ten Largest Holdings
               at September 30, 1995
    Shw Ruckversicher                   2.79%
    Murata Manufacturing Co.            2.66%
    Roche Holdings AG                   2.53%
    Carrefour                           2.43%
    Total                               2.42%
    Veba AG                             2.38%
    Suzuki Motor Corp.                  2.35%
    DDI Corp.                           2.27%
    Secom Co.                           2.27%
    Ito Yokado Co.                      2.17%



INVESTMENT PROFILE
A mutual fund designed for investors who seek long-term growth of capital by investing primarily in foreign equity securities.


                        Wall Street Journal/Lipper*
                          Performance Comparison
                        Based on 10/1/94 - 9/30/95
                              total returns

      Peer group:                   International Stock
      Number of Funds
      in peer group:                                407

      Peer group average
      total return:                             (1.62%)


* Lipper is an independent mutual fund rating service located in Summit, New Jersey.



Comparison of Change in Value of a $10,000 Investment



Class A Shares
[GRAPHIC]
LINE CHART

Data for Line Chart to follow:


              INTERNATIONAL      INTERNATIONAL      MSCI EAFE
                     EQUITY            EQUITY
                     3/2/94           w/ load
3/2/94*           10,000.00          10,000.00      10,000.00
Mar-94             9,753.33           9,290.05       9,569.11
                   9,973.33           9,499.59       9,974.91
                   9,919.99           9,448.79       9,917.64
Jun-94             9,753.32           9,290.04      10,057.82
                  10,126.66           9,645.64      10,154.90
                  10,433.33           9,937.74      10,395.44
Sep-94            10,119.99           9,639.29      10,067.63
                  10,339.99           9,848.84      10,403.08
                   9,933.32           9,461.49       9,902.91
Dec-94             9,622.69           9,165.62       9,965.09
                   9,248.22           8,808.93       9,582.20
                   9,375.27           8,929.94       9,554.93
Mar-95             9,682.87           9,222.94      10,150.54
                  10,104.15           9,624.21      10,532.34
                  10,204.46           9,719.75      10,406.89
Jun-95            10,298.07           9,808.92      10,224.17
                  10,846.42          10,331.21      10,860.70
                  10,438.50           9,942.68      10,446.71
Sep-95            10,612.37          10,108.28      10,650.70


* INCEPTION DATE


Average Annual
Total Return
                           ONE                      SINCE
                          YEAR                  INCEPTION
GE Int'l Equity           4.87%                     3.83%
GE Int'l Equity w/load   (0.13%)                    0.68%
MSCI EAFE                 5.79%                     4.04%




Class B Shares
[GRAPHIC]
LINE CHART

Data for Line Chart to follow:


           INTERNATIONAL EQUITY      INTERNATIONAL EQUITY      MSCI EAFE
                        3/2/94                  w/ load
3/2/94*              10,000.00                 10,000.00       10,000.00
Mar-94                9,753.40                  9,753.40       9,569.11
                      9,960.06                  9,960.06       9,974.91
                      9,913.40                  9,913.40       9,917.64
Jun-94                9,740.07                  9,740.07       10,057.82
                     10,106.73                 10,106.73       10,154.90
                     10,406.73                 10,406.73       10,395.44
Sep-94               10,086.72                 10,086.72       10,067.63
                     10,306.72                 10,306.72       10,403.08
                      9,893.38                  9,893.38       9,902.91
Dec-94                9,582.72                  9,582.72       9,965.09
                      9,202.34                  9,202.34       9,582.20
                      9,329.13                  9,329.13       9,554.93
Mar-95                9,629.43                  9,629.43       10,150.54
                     10,036.49                 10,036.49       10,532.34
                     10,136.62                 10,136.62       10,406.89
Jun-95               10,223.37                 10,223.37       10,224.17
                     10,763.90                 10,763.90       10,860.70
                     10,356.83                 10,356.83       10,446.71
Sep-95               10,523.66                 10,223.66       10,650.70



*INCEPTION DATE



Average Annual
Total Return
                           ONE                      SINCE
                          YEAR                  INCEPTION
GE Int'l Equity           4.33%                    3.28%
GE Int'l Equity w/load    0.33%                    1.41%
MSCI EAFE                 5.79%                    4.04%


Class C Shares

[GRAPHIC]
LINE CHART

Data for Line Chart to follow:


            INTERNATIONAL EQUITY        MSCI EAFE
                         3/2/94
3/2/94*               10,000.00         10,000.00
Mar-94                 9,760.00          9,569.11
                       9,973.33          9,974.91
                       9,920.00          9,917.64
Jun-94                 9,760.00         10,057.82
                      10,133.33         10,154.90
                      10,439.99         10,395.44
Sep-94                10,126.66         10,067.63
                      10,353.32         10,403.08
                       9,946.65          9,902.91
Dec-94                 9,636.58          9,965.09
                       9,261.04          9,582.20
                       9,395.16          9,554.93
Mar-95                 9,703.64         10,150.54
                      10,126.11         10,532.34
                      10,226.71         10,406.89
Jun-95                10,320.59         10,224.17
                      10,870.48         10,860.70
                      10,474.83         10,446.71
Sep-95                10,649.18         10,650.70



* INCEPTION DATE



Average Annual
Total Return
                           ONE                      SINCE
                          YEAR                  INCEPTION
GE Int'l Equity           5.16%                    4.06%
MSCI EAFE                 5.79%                    4.04%



Class D Shares

[GRAPHIC]
LINE CHART

Data for Line Chart to follow:


          INTERNATIONAL EQUITY      MSCI EAFE
                       3/2/94
3/2/94*             10,000.00       10,000.00
Mar-94               9,760.00        9,569.11
                     9,980.00        9,974.91
                     9,933.33        9,917.64
Jun-94               9,773.34       10,057.82
                    10,146.67       10,154.90
                    10,460.00       10,395.44
Sep-94              10,146.67       10,067.63
                    10,373.34       10,403.08
                     9,966.67        9,902.91
Dec-94               9,666.15        9,965.09
                     9,290.25        9,582.20
                     9,424.50        9,554.93
Mar-95               9,733.29       10,150.54
                    10,156.18       10,532.34
                    10,263.58       10,406.89
Jun-95              10,357.55       10,224.17
                    10,914.70       10,860.70
                    10,518.66       10,446.71
Sep-95              10,699.89       10,650.70




* INCEPTION DATE


Average Annual
Total Return
                           ONE                      SINCE
                          YEAR                  INCEPTION
GE Int'l Equity           5.45%                    4.37%
MSCI EAFE                 5.79%                    4.04%


SCHEDULE OF INVESTMENTS -- SEPTEMBER 30, 1995


GE INTERNATIONAL EQUITY FUND

[GRAPHIC]
PIE CHART

Data for Line Chart to follow:

GE INTERNATIONAL EQUITY
Europe                     58.6%
Japan                      19.7%
Pacific Rim                12.5%
Cash & Other                6.4%
Other Regions               2.8%

                           100.0%



                                     Number
                                   of Shares                     Value
Common Stock - 93.5%
Australia - 2.6%
    Brambles Industries Ltd        52,144                     $575,349
    Burns Philip & Co             194,369                      411,301

                                                               986,650

Austria - 3.1%
    Bohler Uddeholm                 5,300                       378,741 (a)
    Creditanstalt Bankverein        4,853                       242,469
    VA Technologie AG               4,898                       564,019

                                                              1,185,229

Denmark - 2.1%
    ISS (Series B)                 14,472                      381,186
    Tele Danmark AS (Series B)      8,096                      418,456

                                                               799,642

France - 10.5%
    Alcatel Alsthom                 2,326                      195,593
    Banque Nationale Paris         11,429                      447,923
    Carrefour                       1,583                      929,002
    Coflexip ADR                   24,529                      377,133
    Eaux (Cie Generale)             3,617                      347,414
    Total (Class B)                15,285                      924,953
    Valeo                          16,300                      767,254

                                                             3,989,272

Germany - 9.6%
    Deutsche Bank AG               11,870                      565,092
    Gehe AG                           652                      306,381
    Gehe AG (new)                     163                       74,143 (a)
    Sap AG                          3,398                      553,334
    SGL Carbon                      6,449                      417,447 (a)
    Siemens AG                      1,636                     $825,785 (a)
    Veba AG                        22,850                      906,804

                                                             3,648,986


Hong Kong - 5.0%
    Consolidated
     Electric Power               273,600                      548,495 (a)
    Giordano International        401,000                      368,237
    Hutchison Whampoa Ltd         124,000                      671,987
    Television Broadcasts
    Ltd ADR                        84,000                      337,882

                                                             1,926,601

Indonesia - 0.5%
    Astra International            93,000                      184,727

Italy - 1.7%
    Istituto Mobiliare
     Italiano ADR                  11,348                      207,101
    Sasib                          24,749                       64,463
    Stet Savings                  164,805                      384,800

                                                               656,364

Japan - 19.7%
    Canon Inc                      39,000                      696,886
    DDI Corp                          105                      867,094
    Ito Yokado Co                  15,000                      829,842
    Murata Manufacturing Co        27,000                    1,013,982
    Nintendo Co                     7,000                      512,342
    Nippondenso Co                 33,000                      609,661
    Omron Corp                     13,000                      301,852
    Rohm Co                        12,000                      758,367
    Secom Co                       13,000                      866,185
    Suzuki Motor Corp              83,000                      896,573
    Tokyo Steel Manufacturing       9,000                      173,540

                                                             7,526,324

Malaysia - 1.5%
    AMMB Holdings BHD              21,000                      259,156
    Telekom Malaysia               44,000                      331,051

                                                               590,207

Mexico - 1.8%
    Grupo Carso S.A(Series A)      53,000                      310,690 (a)
    Grupo Carso S.Ade C.VADR       20,626                      239,777 (a,b)
    Grupo Financiero Bancomer ADR
    (Series C)                     12,407                       71,340 (a,b)
    Grupo Televisa S.ADe C.VADR     3,167                       63,340

                                                               685,147

Netherlands - 5.5%
    IHC Caland N.V                 12,818                      362,932 (a)
    International Nederlanden      11,998                      696,678
    Unilever N.V                    2,365                      307,321
    Wolters Kluwer                  7,850                      720,773

                                                             2,087,704





                                     Number
                                   of Shares                     Value
Norway - 0.9%
    Petroleum Geo Services            14,195                  $353,745 (a)

Portugal - 0.9%
    Banco Comercial Portugues ADR     25,972                   337,636

South Africa - 1.0%
    Iscor                            343,187                   371,211

South Korea - 1.6%
    Korea Electric Power              16,283                   612,573 (a)

Spain - 1.9%
    Banco Popular (Regd.)              2,296                   356,974
    Sevillana De Electricidad         59,150                   383,743 (a)

                                                               740,717

Sweden - 4.7%
    Astra AB                          21,354                   752,227
    Autoliv AB                         7,493                   457,049 (a)
    Electrolux AB                     10,466                   500,892
    Linjebuss                          7,870                    78,398

                                                             1,788,566

Switzerland - 8.9%
    BBC Brown Boveri                     666                   771,431
    Nestle S.A(Regd.)                    589                   602,757
    Roche Holdings AG                    137                   967,059
    Schw Ruckversicher                 1,091                 1,066,462

                                                             3,407,709

Thailand - 1.3%
    Siam Cement                        5,000                   294,879
    Thai Farmers Bank                 21,230                   184,425

                                                               479,304

United Kingdom - 8.7%
    BPB Industries                   145,261                   729,432
    Medeva                           142,926                   587,151
    Reed International                42,083                   638,077
    Takare                           145,197                   513,890
    Thorn EMI                         21,951                   510,190
    Waste Management
    International PLC ADR             31,779                   349,569 (a)

                                                             3,328,309

    Total Common Stock
    (Cost $33,586,793)                                      35,686,623



                                    Principal
                                       Amount                     Value

Convertible Bonds - 0.1%
    Sasib
        9.25%, 12/31/97
        (Cost $44,314)         ITL 65,000,000                   $33,458

    Total Investments in Securities
        (Cost $33,631,107)                                   35,720,081

Short Term Investments - 5.5%
    U.SGovernment Agencies - 0.8%
    Federal National Mortgage Assoc.
6.30%   10/02/95                     $300,000                   299,948 (d)

    Repurchase Agreement - 4.7%
    State Street Bank and Trust Co.
6.25%   10/02/95
        (Cost $1,800,000)           1,800,000                 1,800,000
        (Dated 9/29/95, proceeds
        $1,800,938, collateralized by
        $1,837,350 United States Treasury
        Note, 4.375%, 8/15/96)
    Total Short Term Investments
        (Cost $2,099,948)                                     2,099,948
    Other Assets and Liabilities,
    net 0.9%            353,625
NET ASSETS - 100%                                           $38,173,654


See Notes to Schedule of Investments and Financial Statements

[GRAPHIC]

ICONS REPRESENT THE TOP FIVE COUNTRY WEIGHTINGS IN THE
GE INTERNATIONAL EQUITY FUND AT SEPTEMBER 30, 1995.

GE GLOBAL EQUITY FUND

                 GE Global Equity Fund
                Top Ten Largest Holdings
                 at September 30, 1995
    Secom                               2.36%
    Total                               2.34%
    Roche Holdings AG                   2.33%
    Suzuki Motor Corp                   2.21%
    DDI Corp                            2.19%
    BBC Brown Boveri                    2.18%
    Allied Signal                       2.16%
    Rohm Co                             2.07%
    Nestle SA                           2.00%
    Ito Yokado Co                       1.96%


INVESTMENT PROFILE
A mutual fund designed for investors who seek long-term growth of capital by investing primarily in equity securities of global companies.


              Wall Street Journal/Lipper*
               Performance Comparison
             Based on 10/1/94 - 9/30/95
                   total returns
      Peer group:               Global Stock
      Number of Funds
      in peer group:                     184
      Peer group average
      total return:                   10.27%


* Lipper is an independent mutual fund rating service located in Summit, New Jersey.


See page 37 for Notes to Performance.

Past performance is no guarantee
of future results.


GE GLOBAL EQUITY FUND

Comparison of Change in Value of a $10,000 Investment

Class A Shares
[GRAPHIC]
LINE CHART

Data for the Chart to follow:

            GLOBAL EQUITY      GLOBAL EQUITY      MSCI WORLD
                 12/22/95           w/ load
Dec-93          10,000.00         10,000.00       10,000.00
                10,586.35         10,083.50       10,656.79
                10,378.46          9,885.48       10,516.76
Mar-94           9,989.33          9,514.83       10,060.53
                10,047.96          9,570.68       10,369.50
                10,127.92          9,646.85       10,393.89
Jun-94           9,872.06          9,403.14       10,362.27
                10,186.57          9,702.70       10,557.41
                10,522.39         10,022.57       10,872.71
Sep-94          10,309.17          9,819.49       10,584.52
                10,474.42          9,976.88       10,883.55
                10,031.99          9,555.47       10,409.25
Dec-94           9,771.67          9,307.51       10,507.72
                 9,497.95          9,046.80       10,346.91
                 9,629.34          9,171.95       10,495.08
Mar-95           9,979.69          9,505.66       10,999.19
                10,428.59          9,933.23       11,379.53
                10,581.87         10,079.23       11,474.39
Jun-95          10,795.37         10,282.59       11,468.06
                11,337.33         10,798.81       12,039.03
                10,926.76         10,407.74       11,768.90
Sep-95          11,047.19         10,522.45       12,108.59





Average Annual
Total Return
                         ONE       SINCE
                        YEAR   INCEPTION
GE Global Equity        7.16%      5.86%
GE Global Equity
 w/load                 2.09%      2.94%
MSCI World             14.40%     11.55%



Class B Shares

[GRAPHIC]
LINE CHART

Data for the Chart to follow:

               GLOBAL EQUITY      GLOBAL EQUITY      MSCI WORLD
                    12/22/93       w/ load
12/22/93*          10,000.00       10,000.00             -
Dec-93             10,263.26       10,263.26       10,000.00
                   10,865.05       10,865.05       10,656.79
                   10,668.10       10,668.10       10,516.76
Mar-94             10,257.78       10,257.78       10,060.53
                   10,323.43       10,323.43       10,369.50
                   10,400.02       10,400.02       10,393.89
Jun-94             10,137.42       10,137.42       10,362.27
                   10,454.73       10,454.73       10,557.41
                   10,793.92       10,793.92       10,872.71
Sep-94             10,569.61       10,569.61       10,584.52
                   10,739.21       10,739.21       10,883.55
                   10,274.20       10,274.20       10,409.25
Dec-94             10,004.78       10,004.78       10,507.72
                    9,725.00        9,725.00       10,346.91
                    9,848.10        9,848.10       10,495.08
Mar-95             10,206.22       10,206.22       10,999.19
                   10,659.45       10,659.45       11,379.53
                   10,816.13       10,816.13       11,474.39
Jun-95             11,023.16       11,023.16       11,468.06
                   11,577.12       11,577.12       12,039.03
                   11,151.85       11,151.85       11,768.90
Sep-95             11,269.36       10,969.36       12,108.59

*INCEPTION DATE



Average Annual
Total Return
                         ONE            SINCE
                        YEAR        INCEPTION
GE Global Equity        6.62%           6.98%
GE Global Equity w/load 2.62%           5.36%
MSCI World             14.40%          11.55%



Class C Shares

[GRAPHIC]
LINE CHART

Data for the Chart to follow:

            GLOBAL EQUITY      MSCI WORLD
                 12/22/93
2/22/93*        10,000.00       -
                10,039.89       10,000.00
Mar-93          10,405.58       10,576.82
                10,664.89       11,064.15
                10,944.15       11,316.44
Jun-93          10,585.11       11,218.33
                10,764.63       11,446.90
                11,323.14       11,968.73
Sep-93          11,409.58       11,744.47
                11,941.50       12,064.69
                11,595.75       11,380.05
Dec-93          12,608.53       11,934.23
                13,361.28       12,718.06
                13,105.88       12,550.94
Mar-94          12,615.25       12,006.47
                12,695.90       12,375.20
                12,796.72       12,404.31
Jun-94          12,480.83       12,366.58
                12,884.09       12,599.46
                13,307.51       12,975.74
Sep-94          13,038.67       12,631.81
                13,253.74       12,988.68
                12,695.91       12,422.64
Dec-94          12,370.65       12,540.16
                12,032.57       12,348.25
                12,191.26       12,525.07
Mar-95          12,646.61       13,126.68
                13,212.36       13,580.59
                13,412.45       13,693.80
Jun-95          13,681.53       13,686.25
                14,378.37       14,367.65
                13,860.91       14,045.28
Sep-95          14,012.70       14,450.67


*INCEPTION DATE




Average Annual
Total Return
                         ONE       SINCE
                        YEAR   INCEPTION
GE Global Equity        7.47%     13.86%
MSCI World             14.40%     15.27%


Class D Shares


[GRAPHIC]
LINE CHART

Data for the Chart to follow:



            GLOBAL EQUITY      MSCI WORLD
                11/29/93
11/29/93*      10,000.00           -
                 9,971.41       10,000.00
Dec-93          10,855.63       10,486.97
                11,497.26       11,175.75
                11,283.39       11,028.90
Mar-94          10,861.41       10,550.45
                10,936.56       10,874.47
                11,029.05       10,900.05
Jun-94          10,757.37       10,866.89
                11,098.41       11,071.53
                11,468.36       11,402.18
Sep-94          11,242.92       11,099.95
                11,427.89       11,413.55
                10,948.11       10,916.15
Dec-94          10,670.15       11,019.42
                10,384.66       10,850.78
                10,527.41       11,006.16
Mar-95          10,919.95       11,534.82
                11,407.66       11,933.68
                11,586.09       12,033.16
Jun-95          11,824.00       12,026.53
                12,424.72       12,625.30
                11,978.64       12,342.02
Sep-95          12,115.44       12,698.25



* INCEPTION DATE



Average Annual
Total Return
                         ONE             SINCE
                        YEAR         INCEPTION
GE Global Equity        7.76%           10.99%
MSCI World             14.40%           13.94%

SCHEDULE OF INVESTMENTS -- SEPTEMBER 30, 1995

GE GLOBAL EQUITY FUND


[GRAPHIC]

PIE CHART

Data for the Chart to follow:

GE GLOBAL EQUITY
Europe                      42.0%
United States              21.8%
Japan                       15.7%
Pacific Rim                11.2%
Cash & Other                5.4%
Other Regions               3.9%
                            100.0%


                                        Number
                                     of Shares              Value
Common Stock - 94.6%
Australia - 1.7%
    Burns Philip & Co                  293,925           $621,970

Austria - 3.7%
    Creditanstalt Bankverein             4,692            234,425
    Flughafen Wien AG                    2,603            164,509
    Omv AG                               3,141            292,295
    VA Technologie AG                    5,618            646,930

                                                        1,338,159

Brazil - 0.4%
    Ceval Alimentos S.A              8,704,000            133,514

Denmark - 1.6%
    ISS (Series B)                       9,282            244,483
    Tele Danmark AS (Series B)           6,559            339,014

                                                          583,497
[GRAPHIC]
 FRANCEOS FLAG

France - 8.5%
    Banque Nationale Paris              7,722             302,639
    Carrefour                           1,103             647,308
    Coflexip ADR                       29,226             449,350
    Technip                             2,739             180,208
    Total (Class B)                    14,195             858,993
    Valeo                              14,152             666,146

                                                        3,104,644


Germany - 4.6%
    Gehe AG                               563            264,559
    Gehe AG (new)                         229            104,164 (a)
    Sap AG                              3,736            608,374
    Veba AG                            17,495            694,291

                                                       1,671,388

Hong Kong - 5.9%
    Consolidated Electric Power        198,30           0397,539 (a)
    Giordano International            622,000            571,181
    Hutchison Whampoa Ltd              87,000            471,474
    National Mutual Asia              291,000            223,942
    Television Broadcasts LtdADR      123,000            494,755

                                                       2,158,891

Hungary - 0.5%
    Danubius Hotel                    19,514             186,404

Indonesia - 0.7%
    Astra International              127,000             252,262

Italy - 2.4%
    Imi                               18,104             108,568
    Istituto Mobiliare Italiano ADR    3,684              67,233
    Stet Savings                      35,153             106,821
    Stet Savings                     208,540             486,917
    Stet Societa Finanziaria
    Telefonica P.AADR                  3,900             120,413

                                                         889,952

[GRAPHIC]
 JAPANOS  FLAG

Japan - 15.7%
    Canon Inc                         37,000            661,148
    DDI Corp                              97            801,030
    Ito Yokado Co                     13,000            719,196
    Murata Manufacturing Co           17,000            638,433
    Omron Corp                        10,000            232,194
    Rohm Co                           12,000            758,367
    Secom Co                          13,000            866,185
    Suzuki Motor Corp                 75,000            810,156
    Tokyo Steel Manufacturing         14,000            269,951

                                                      5,756,660

Malaysia - 1.5%
    AMMB Holdings BHD                46,000             567,675

Mexico - 2.1%
    Grupo Carso S.A(Series A)        30,062             176,225 (a)
    Grupo Carso S.Ade C.VADR         28,013             325,651 (a,b)
    Grupo Financiero
    Bancomer ADR (Series C)          21,777             125,218 (a,b)
    Grupo Televisa S.ADe C.VADR      8,0201              60,400

                                                        787,494

Netherlands - 1.0%
    International Nederlanden        6,335              367,849




                                        Number
                                     of Shares              Value
Norway - 1.6%
    Petroleum Geo Services              23,667           $589,791 (a)

South Africa - 1.4%
    Iscor                              482,283            521,666

South Korea - 0.8%
    Korea Electric Power                 8,147            306,494

Spain - 0.5%
    Sevillana De Electricidad           27,037            175,406

Sweden - 3.3%
    Astra AB                            17,554            618,366
    Autoliv AB                           5,879            358,600
    Electrolux AB                        5,126            245,325

                                                        1,222,291

Switzerland - 7.4%
    BBC Brown Boveri                       691           800,388
    Nestle S.A(Regd.)                      716           732,723
    Roche Holdings AG                      121           854,118
    Schw Ruckversicher                     326           318,668

                                                       2,705,897

Thailand - 0.6%
    Thai Farmers Bank                   26,720           232,116
United Kingdom - 6.9%
    BPB Industries                     105,531           529,927
    Medeva                             154,386           634,229
    Reed International                  43,187           654,816
    Takare                             100,245           354,793
    Thorn Emi                           14,894           346,170

                                                       2,519,935

United States - 21.8%
    Allied Signal Inc                   17,946           791,867
    Chrysler Corp                        5,645           299,185
    Colgate Palmolive Co                 8,168           544,193
    Countrywide Credit Industries       16,583           389,700
    Ecolab Inc                          20,478           565,705
    First Financial Management Corp      6,326           617,576
    Intel Corp                           4,373           262,926
    International Business Machines      2,527           238,486
    International Paper Co              13,122           551,124
    Morgan (J.P.) & CoInc                5,000           386,875
    Motorola Inc                         8,952           683,709
    Sunrise Medical Inc                 23,562           647,955 (a)
    Toys 'R Us                          19,142           516,834 (a)
    Travelers Group, Inc                 9,368           497,675





                                        Number
                                     of Shares              Value
    Ucar International Inc               4,719          $128,593
    Wheelabrator Technologies Inc       43,808           651,644
    Zebra Technologies Corp              3,900           207,675 (a)

                                                       7,981,722

    Total Investments in Securities
        (Cost $30,630,345)                            34,675,677

                                      Principal
                                         Amount            Value
Short Term Investments - 5.6%
    U.SGovernment Agencies - 2.7%
    Federal National Mortgage Assoc.
5.61%    10/04/95                    $1,000,000          999,533 (d)

    Repurchase Agreement - 2.9%
    State Street Bank and Trust Co.
6.25%    10/02/95
        (Cost $1,050,000)            1,050,000         1,050,000
        (dated 9/29/95, proceeds
        $1,050,547, collateralized by
        $1,072,615 United States
        Treasury Note, 4.375%, 8/15/96)
    Total Short Term Investments
    (Cost $2,049,533)                                  2,049,533
    Other Assets and Liabilities,
    net (0.2%)                                           (90,600)
NET ASSETS - 100%                                    $36,634,610



See Notes to Schedule of Investments and Financial Statements

GE U.S. EQUITY FUND

   Gene Bolton is responsible for the overall management of the U.Sequity operation at GE Investments with total assets of over $18 billion. His responsibilities include overseeing the portfolio management team of the GE U.S. Equity Fund listed on page 56.

   Gene joined GE in 1964. After completing GE's Financial Management
Program he held a number of financial and strategic planning positions in the U.Sand Europe. Joining GE Investments in 1984 as Chief Financial Officer, he moved to equities as a Portfolio Manager in 1986 and was named to his present position in 1991.

   Gene is a Trustee of the GE Pension Trust and GE's employee savings program, as well as Chairman of the Asset Allocation Committee of GE Investments. He also serves as a Trustee of the Investment Management Workshop, sponsored by the Association for Investment Management and Research.

   Gene is a graduate of Mundelein College with a B.Ain Business
Management.

[GRAPHIC]
Photo of U.S. Equity Manager
Gene Bolton

MARKET OVERVIEW

The stock market has been very strong over the last twelve months, driven by better than expected profit gains, declining interest rates and a steady flow of money into mutual funds. Profits have risen to record levels, buoyed by corporate cost cutting, declining interest costs and good revenue growth. Despite this robust profit growth, inflation has remained in check providing an almost ideal environment for the stock market. Leadership in the market has come from the Technology sector, which has returned over 58% in the past year, followed by Financial Services (42% return) and Consumer Staples (37% return). Even the weakest performing sector, Basic Materials had a return of 13%.

GE U.S. EQUITY FUND

   For the fiscal year ended September 30, 1995 the domestic equity market as measured by the S&P 500, returned 29.8%. The GE U.S. Equity Fund lagged slightly behind the market due principally to a modest underweight in the Technology sector, particularly in hardware, and our frictional cash level of approximately 4%. We continue to be somewhat cautious about technology as both valuations and expectations appear to be high. The Fund's performance was helped by its longstanding overweight in the Financial sector which benefited from declining interest rates and where we continue to find good values. The large position in Travelers Group, Inc. was particularly helpful as the company continued its aggressive restructuring and maintained strong earnings momentum. Other financial stocks that contributed positively to the Fund's performance include Federal National Mortgage Association, Citicorp, and Countrywide Credit.

   The Fund has been underweighted in the strong performing Consumer
Staple industry throughout the past year but has had good industry and stock selection within the sector We have been overweighted in the pharmaceutical industry which has been strong and our positions in SmithKline Beecham, Merck and Pfizer have been particularly helpfulOur largest underweight in this sector has been the Food industry which has under-performed the sector and the overall market.

   The other area where the Fund has a significant overweight is the Capital Goods sector which has performed about in line with the market. Within this sector our largest position has been in the Aerospace/ Defense industry which has outperformed the sector and the marketOur two largest holdings in this sector, McDonnell Douglas and Lockheed Martin, have both performed well, driven by strong earnings gains as a result of restructuring.

   In this environment we have been placing more emphasis on stocks with steady earnings growth identified through our bottom-up research process and we believe the Fund is well positioned for the year ahead.

GE U.S. EQUITY FUND


                GE U.S. Equity Fund
             Top Ten Largest Holdings
               at September 30, 1995
    American Telephone & Telegraph      2.19%
    International Business Machines     1.60%
    Exxon Corp                          1.44%
    Royal Dutch Petroleum Corp          1.41%
    Pepsico Inc                         1.39%
    Federal National Mortgage Assoc.    1.29%
    Merck & CoInc                       1.24%
    Philip Morris Cos. Inc              1.20%
    Travelers Group, Inc                1.13%
    Hewlett Packard Co                  1.09%

INVESTMENT PROFILE
A mutual fund designed for investors who seek long-term growth of capital by primarily investing in a diversified portfolio of growth and value stocks of U.S. companies.


            Wall Street Journal/Lipper*
             Performance Comparison
            Based on 10/1/94 - 9/30/95
                  total returns

      Peer group:          Growth and Income
      Number of Funds
      in peer group:                     417

      Peer group average
      total return:                   23.66%


      *Lipper is an independent mutual fund rating service located in Summit, New Jersey.


Comparison of Change in Value of a $10,000 Investment

Class A Shares


[GRAPHIC]
LINE CHART

DATA FOR LINE CHART




GE U.S. EQUITY

             GE U.S. EQUITY           GE U.S. EQUITY           S&P 500
                                      w/ load
Dec-93           10,000.00                10,000.00          10,000.00
                 10,289.05                 9,800.32          10,334.98
                  9,975.40                 9,501.57          10,054.46
Mar-94            9,526.45                 9,073.94           9,619.02
                  9,637.14                 9,179.38           9,748.14
                  9,784.75                 9,319.97           9,907.62
Jun-94            9,544.89                 9,091.51           9,663.69
                  9,790.89                 9,325.83           9,984.10
                 10,166.05                 9,683.16          10,390.31
Sep-94            9,913.90                 9,442.99          10,140.60
                 10,067.66                 9,589.44          10,371.99
                  9,655.60                 9,196.96           9,991.76
Dec-94            9,765.97                 9,302.09          10,137.80
                  9,945.33                 9,472.93          10,402.04
                 10,372.09                 9,879.41          10,805.64
Mar-95           10,668.97                10,162.19          11,124.84
                 10,984.39                10,462.64          11,452.54
                 11,404.97                10,863.23          11,910.29
Jun-95           11,677.10                11,122.44          12,190.42
                 12,079.12                11,505.36          12,596.97
                 12,122.41                11,546.60          12,631.36
Sep-95           12,542.98                11,947.19          13,162.84




Average Annual
Total Return
                          ONE            SINCE
                         YEAR        INCEPTION
GE U.SEquity            26.52%          13.82%
GE U.S. Equity w/load     20.54%          10.70%
S&P 500                 29.77%          17.00%

Class B Shares
[GRAPHIC]
LINE CHART

DATA FOR LINE CHART


            GE U.S. EQUITY      GE U.S. EQUITY          S&P 500
                                       w/ load
12/22/93*        10,000.00           10,000.00              -
Dec-93           10,133.91           10,133.91        10,000.00
                 10,420.60           10,420.60        10,334.98
                 10,102.75           10,102.75        10,054.46
Mar-94            9,647.78            9,647.78         9,619.02
                  9,753.73            9,753.73         9,748.14
                  9,884.62            9,884.62         9,907.62
Jun-94            9,641.56            9,641.56         9,663.69
                  9,884.62            9,884.62         9,984.10
                 10,258.57           10,258.57        10,390.31
Sep-94            9,990.57            9,990.57        10,140.60
                 10,140.15           10,140.15        10,371.99
                  9,728.80            9,728.80         9,991.76
Dec-94            9,835.35            9,835.35        10,137.80
                 10,007.68           10,007.68        10,402.04
                 10,435.31           10,435.31        10,805.64
Mar-95           10,728.90           10,728.90        11,124.84
                 11,041.64           11,041.64        11,452.54
                 11,456.50           11,456.50        11,910.29
Jun-95           11,724.56           11,724.56        12,190.42
                 12,126.65           12,126.65        12,596.97
                 12,164.95           12,164.95        12,631.36
Sep-95           12,579.81           12,279.81        13,162.84



* INCEPTION DATE


Average Annual
Total Return
                          ONE            SINCE
                         YEAR        INCEPTION
GE U.S. Equity           25.92%         13.84%
GE U.S. Equity w/load    21.92%         12.26%
S&P 500                  29.77%         17.00%

Class C Shares
[GRAPHIC]
LINE CHART

DATA FOR LINE CHART




            U.S. EQUITY         S&P 500
              12/22/93
2/22/93*     10,000.00               -
             10,182.19       10,000.00
Mar-93       10,519.58       10,216.34
             10,371.12        9,965.64
             10,674.77       10,233.05
Jun-93       10,681.52       10,266.49
             10,647.77       10,218.65
             11,093.12       10,606.96
Sep-93       11,032.38       10,528.86
             11,180.83       10,744.70
Dec-93       11,018.89       10,647.03
Dec-93       11,218.84       10,779.00
             11,550.02       11,140.08
             11,198.14       10,837.70
Mar-94       10,701.37       10,368.34
             10,825.55       10,507.53
             10,977.35       10,679.43
Jun-94       10,715.17       10,416.49
             10,991.16       10,761.86
             11,412.04       11,199.72
Nov-94       11,129.16       10,930.56
             11,308.55       11,179.97
             10,846.27       10,770.12
Dec-94       10,973.84       10,927.54
             11,171.70       11,212.36
             11,659.27       11,647.40
Mar-95       11,991.38       11,991.47
             12,351.76       12,344.69
             12,825.20       12,838.11
Jun-95       13,136.11       13,140.06
             13,595.41       13,578.28
             13,644.87       13,615.35
Sep-95       14,118.31       14,188.23


* INCEPTION DATE






Average Annual
Total Return
                          ONE            SINCE
                         YEAR        INCEPTION
GE U.S. Equity         26.86%           14.18%
S&P 500                29.77%           14.46%


Class D Shares

[GRAPHIC]
LINE CHART


DATA FOR LINE CHART

            GE U.S. EQUITY       S&P 500
                 29-Nov-93
11/29/93*        10,000.00             -
                  9,975.56     10,000.00
Dec-93           10,158.53     10,123.95
                 10,458.41     10,463.08
                 10,146.03     10,179.08
Mar-94            9,696.21      9,738.25
                  9,808.66      9,868.97
                  9,946.11     10,030.43
Jun-94            9,714.95      9,783.47
                  9,964.86     10,107.85
                 10,352.21     10,519.10
Sep-94           10,096.06     10,266.29
                 10,258.49     10,500.55
                  9,846.15     10,115.61
Dec-94            9,964.02     10,263.46
                 10,143.90     10,530.98
                 10,587.18     10,939.58
Mar-95           10,889.12     11,262.74
                 11,216.76     11,594.49
                 11,653.61     12,057.92
Jun-95           11,936.28     12,341.52
                 12,353.86     12,753.11
                 12,405.25     12,787.93
Sep-95           12,835.67     13,326.00


* INCEPTION DATE


Average Annual
Total Return
                          ONE            SINCE
                         YEAR        INCEPTION
GE U.SEquity           27.14%           14.53%
S&P 500                29.77%           16.99%

See page 37 for Notes to Performance.
Past performance is no guarantee
of future results.

SCHEDULE OF INVESTMENTS -- SEPTEMBER 30, 1995


GE U.S. EQUITY FUND


[GRAPHIC]

PIE CHART

DATA FOR PIE CHART

GE U.S. EQUITY
Consumer                 29.9%
Financial Services       14.9%
Energy & Basic Materials 14.8%
Capital Goods            13.6%
Technology                9.3%
Utilities                 8.9%
Cash & Other              6.9%
Transportation            2.4%
                        100.0%


                                        Number
                                     of Shares              Value
Common Stock - 90.5%
Aerospace - 3.3%
    Boeing Co                            8,820           $601,965
    General Dynamics Corp                  579             31,773
    General Motors Corp(Class H)         8,718            357,438
    Lockheed Martin Corp                17,228          1,156,429
    McDonnell Douglas Corp              13,569          1,122,835
    Raytheon Co                          7,054            599,590
    Rockwell International Corp          7,236            341,901
    TRW Inc                              2,688            199,920
    United Technologies Corp            14,607          1,290,894

                                                        5,702,745

Automotive - 1.7%
    Chrysler Corp                        5,168            273,904
    Eaton Corp                           3,186            168,858
    Ford Motor Co                       18,022            560,935
    General Motors Corp                 28,473          1,334,672
    Goodyear Tire & Rubber Co            8,683            341,893
    Stewart & Stevenson Services Inc     5,678            183,115

                                                        2,863,377

[GRAPHIC]

 Icon for Dollar

Banks & Financial Services - 9.2%
    American Express Co                 20,528            910,930
    Bank of New York Inc                 7,814            363,351
    BankAmerica Corp                     9,791            586,236
    Banque Nationale Paris                  16                627
    Barnett Banks Inc                    5,029            284,767
    BayBanks Inc                         2,172            164,801
    Beneficial Corp                     22,169          1,158,330


    Block H & R Inc                        905             34,390
    Boatmen's Bancshares Inc            11,002            407,074
    Capital One Financial Corp           4,051            118,998
    Chemical Banking Corp               11,070            673,886
    Citicorp                            18,290          1,294,017
    Countrywide Credit Industries        8,944            210,184
    Crestar Financial Corp               3,488            194,892
    Dean Witter Discover & Co           14,188            798,075
    Edwards A G Inc                      5,170            137,651
    Equitable CosInc(Series B)           6,920            169,540
    Federal National Mortgage Assoc     21,312          2,205,792
    First Bank Systems Inc               3,893            187,351
    First Chicago Corp                   1,448             99,369
    First Fidelity Bancorp               2,024            136,620
    First Interstate Bancorp             3,331            335,598
    Mellon Bank Corp                     4,061            181,222
    Morgan (J.P.) & CoInc                8,615            666,586
    Nationsbank Corp                     7,374            495,902
    PNC Bank Corp                        4,344            121,089
    Rollins Inc                          2,462             60,319
    Signet Banking Corp                  5,790            151,988
    Standard Federal Bancorporation      2,196             85,644
    State Street Boston Corp             5,934            237,360
    TRowe Price & Associates             2,843            145,704
    Time Warner Financing Trust          1,763             57,298
    Transamerica Corp                   11,392            811,680
    Travelers Group, Inc                36,415           1,934,547
    United States Bancorp                  374              10,612
    Wells Fargo &  Co                    1,498             278,066

                                                        15,710,496

Broadcasting, Entertainment & Media - 3.3%
    Capital Cities/ABC Inc               3,675             432,272
    Carmike Cinemas Inc                    516              11,352 (a)
    Carnival Corp(Class A)               6,339             152,136
    Catalina Marketing Corp              1,059              65,658 (a)
    CBS Inc                                869              69,411
    Comcast Corp(Class A)               29,512             590,240
    Disney (Walt) Co                     2,896             166,158
    Donnelley (R.R.) & Sons Co          10,029             391,131
    Dun & Bradstreet Corp                7,977             461,669
    Gannett Inc                         11,294             616,935
    Harrahs Entertainment Inc            3,868             113,139 (a)
    Interpublic Group CosInc             7,615             302,696
    Multimedia Inc                       2,326             101,181 (a)
    Readers Digest Association Inc         725             34,166
    Reuters Holdings PLC ADR (Class B)  10,984            580,779
    Tele-Communications Inc              6,731            180,054 (a)
    Tele-Communications Inc(Class A)    20,803            364,053 (a)
    Television Broadcasts LtdADR        17,000             68,381
    Time Warner Inc                     15,207            604,478
    Times Mirror Company                 4,344            124,890
    Viacom Inc(Class A)                    332             16,517(a)
    Viacom Inc(Class B)                  4,531            225,417 (a)

                                                        5,672,713


Building Materials & Construction - 0.3%
    Masco Corp                          3,258             89,595
    Sherwin Williams Co                 2,326             81,410
    Stanley Works                       7,578            328,696

                                                         499,701

Chemical - 3.2%
    Air Products & Chemicals Inc      11,910             620,809
    Airgas Inc                           870              23,164 (a)
    Cabot Corp                         5,945             315,828
    Du Pont de Nemours (E.I.)         23,477           1,614,044
    Eastman Chemical Co                5,068             324,352





    Ferro Corp                           868              21,592
    FMC Corp                           1,303              99,028 (a)
    Grace (WR) & Co                    7,239             483,203
    Hercules Inc                       5,170             299,860
    IMC Global Inc                     3,185             201,849
    Lubrizol Corp                      8,946             291,863
    Minerals Technologies Inc          5,191             195,311
    Monsanto Co                        1,303             131,277
    Morton International Inc          11,437             354,547
    Unifi Inc                          2,894              70,903
    Witco Corp                         9,916             348,300

                                                       5,395,930


[GRAPHIC]
Icon for Sale Sign

Consumer Related - 10.6%
    American Brands Inc           4,343                     183,492
    American Stores Co           18,868                     535,379
    Anheuser Busch CosInc        15,651                     976,231
    Armstrong World
     Industries Inc              8,292                      460,206
    Coca Cola Co                 3,412                      235,428
    Colgate Palmolive Co        10,950                      729,544
    Conagra Inc                  6,215                      246,269
    CPC International Inc        7,393                      487,938
    Darden Restaurants Inc       2,027                       23,311
    Dole Food Inc                9,865                      341,576
    Duracell International Inc     983                       44,112
    Eastman Kodak Co            27,875                    1,651,594
    Fruit of the Loom Inc          941                       19,408 (a)
    General Mills Inc           10,237                      570,713
    Harman International
     Industries Inc              5,427                      265,923
    Host Marriott Corp           7,672                       94,941 (a)
    Kellogg Co                   2,822                      204,242
    Kroger Co                    5,790                      197,584 (a)
    Marriot International Inc    4,131                      154,396
    McDonalds Corp              27,070                    1,035,427
    Nestle S.A(Regd.)              560                      573,080
    Nike Inc                     1,711                      190,135
    Nine West Group Inc          4,843                      220,356 (a)
    Penney J C Inc               5,501                      272,987
    Pepsico Inc                 46,484                    2,370,686
    Philip Morris CosInc        24,488                    2,044,748
    Procter & Gamble Co         20,025                    1,541,925
    Promus Hotel Corp            1,933                       43,976 (a)
    Ralston Purina Co            2,201                      127,383
    Rubbermaid Inc               2,544                       70,278
    Sara Lee Corp                9,743                      289,854
    Scholastic Corp                783                       49,133 (a)
    Stanhome Inc                 6,224                      197,612

    Sysco Corp                   5,790                      157,777
    Tambrands Inc                1,948                       85,469
    Timken Co                    3,766                      160,526
    Tommy Hilfiger Corp          2,894                       94,055 (a)
    Tyson Foods Inc              3,041                       81,727
    Wal Mart Stores Inc         43,428                    1,080,271

                                                         18,109,692

Diversified Manufacturing - 5.0%
    Alco Standard Corp           3,115                      263,996
    Allied Signal Inc           41,916                    1,849,543
    Canadian Pacific Ltd        29,280                      468,480
    Dover Corp                  13,609                      520,544
    Hanson PLC ADR              21,580                      350,675
    ITT Corp                     7,277                      902,348
    Loews Corp                   5,894                      857,577
    Minnesota Mining
     & Manufacturing            19,700                    1,113,050
    Nokia CorpADR                3,360                      234,360
    Teleflex Inc                 1,736                       70,308
    Tenneco Inc                 10,571                      488,909
    Textron Inc                 12,959                      884,452
    Trinova Corp                 3,297                      111,274
    Tyco International Ltd       5,493                      346,059
    United States Industries Inc   579                        8,975 (a)

                                                          8,470,550

[GRAPHIC]
Icon for Chemistry

Drugs, Healthcare & Cosmetics - 9.4%
    Abbott Laboratories         37,083                   1,580,663
    Allergan Inc                17,512                     584,463
    American Home Products
     Corp                       11,469                     973,431
    American Medical Response    2,231                      63,305 (a)
    Arbor Drugs Inc              4,537                      85,069
    Arrow International Inc      3,620                     156,565
    Avon Products Inc            5,261                     377,477
    Baxter International Inc    16,440                     676,095
    Bergen Brunswig Corp         1,291                      27,595
    Bristol-Myers Squibb Co     18,158                   1,323,264
    Cardinal Health Inc          1,332                      73,759
    Columbia HCA
     Healthcare Corp             4,183                     203,398
    Dentsply International Inc   1,735                      59,857
    Eli Lilly & Co              10,018                     900,368
    FHP International Corp       9,626                     232,227 (a)
    Fisher Scientific
     International Inc           4,424                     143,227
    Gillette Co                  1,653                      78,724
    Health Care &
     Retirement Corp             1,606                      51,593 (a)

    International Flavours         646                      31,170
    Johnson & Johnson           24,954                   1,849,715
    Lincare Holdings Inc         1,389                      35,767 (a)
    Living Centers Of
      America Inc                1,794                      59,651 (a)
    Manor Care Inc                 536                     18,224
    Merck & CoInc               37,824                  2,118,144
    Pfizer Inc                  20,645                  1,101,927
    Schering Plough Corp        13,961                    718,991
    Smithkline Beecham PLC ADR  23,679                  1,198,749
    Tenet Healthcare Corp        5,107                     88,734 (a)
    Teva Pharmaceutical
     Inds Ltd ADR                5,537                    200,024
    United Healthcare Corp       3,377                     165,051
    Upjohn Co                   14,315                     638,807
    Warner Lambert Co            3,039                     289,465

                                                        16,105,499
[GRAPHIC]
Icon for Electric

Electrical & Electronics - 8.1%
    ADT Ltd                     23,262                     319,852 (a)
    Airtouch Communications     26,685                     817,228 (a)
    AMP Inc                     20,111                     774,273
    Amphenol Corp(Class A)       6,443                     139,330 (a)
    Anixter International Inc    4,756                     196,780 (a)
    Applied Materials Inc        8,666                     886,098 (a)
    Arrow Electronics Inc        3,877                     210,812 (a)
    Avx Corp                     3,718                     124,553 (a)
    BBC Brown Boveri               461                     533,978
    EG & G Inc                   1,158                      22,581
    Emerson Electric Co         22,508                   1,609,322
    General Instrument Corp      1,593                      47,790 (a)





    General Signal Corp          6,946                     203,171
    Hewlett Packard Co          22,431                   1,870,185
    Hubbell Inc(Class B)        11,645                     682,688
    Intel Corp                   9,201                     553,210
    Loral Corp                   4,498                     256,386
    Micron Technology Inc        4,652                     369,834
    Molex Inc(Class A)           9,469                     317,203
    Motorola Inc                14,981                   1,144,174
    Northern Telecom Ltd         5,790                     206,269
    Octel Communications Corp    3,763                     131,235 (a)
    Perkin Elmer Corp           10,185                     362,841
    Philips Electronics N.V     15,851                     772,736
    Sundstrand Corp              2,027                     131,248
    Texas Instruments Inc        3,620                     289,148
    Thermo Electron Corp         5,449                     252,697 (a)
    Ucar International Inc       3,549                      96,710 (a)
    Varian Associates Inc        7,383                     391,299
    Vishay Intertechnology Inc   3,733                     156,786 (a)
    VLSI Technology Inc          1,008                      34,524 (a)

                                                        13,904,941

Electric Utilities - 2.3%
    Central & South West Corp    5,427                    138,389
    CMS Energy Corp             11,411                    299,539
    Dominion Resources Inc       2,896                    108,962
    Houston Industries Inc       8,108                    357,765
    Illinova Corp                4,523                    122,686
    NIPSCO Industries Inc       10,643                    371,175
    Pacific Gas & Electric Co    6,948                    207,571
    Pacificorp                   7,238                    137,522
    Pinnacle West Capital Corp  17,981                    472,001
    Portland General Corp        4,922                    126,126
    Public Service CoColorado    4,631                    158,612
    Public Service CoNew Mexico 12,923                    211,614 (a)
    Southern Co                 27,190                    642,364
    Unicom Corp                 16,788                    507,837

                                                        3,862,163

Energy & Energy Related - 8.8%
    Amerada Hess Corp            1,883                     91,561
    Amoco Corp                  14,593                    935,776
    Anadarko Petroleum Co        8,807                    417,232
    Apache Corp                  5,387                    141,409
    Ashland Oil Inc              3,805                    126,992
    Atlantic Richfield Co        4,213                    452,371
    Baker Hughes Inc             9,409                    191,708



    Burlington Resources Inc    21,210                    821,887
    Chevron Corp                13,375                    650,359
    Dresser Industries Inc      11,291                    269,573
    Eastern Enterprises          5,428                    174,375
    Elf Aquitaine ADR            6,060                    203,768
    Exxon Corp                  33,978                  2,454,910
    FPL Group Inc                6,740                    275,497
    Gulf Canada Resources Ltd   15,925                     67,681 (a)
    Mobil Corp                  10,532                  1,049,250
    Nabors Industries Inc       14,216                    134,164 (a)
    Occidental Petroleum Corp   13,691                    301,202
    Phillips Petroleum Co        8,926                    290,095
    Royal Dutch Petroleum Co    19,666                  2,414,001
    Santa Fe Energy
     Resources Inc              12,923                    122,769 (a)
    Schlumberger Ltd            21,275                  1,388,194
    Texaco Inc                  15,621                  1,009,507
    Unocal Corp                 20,175                    574,987
    USX Marathon Group          25,321                    500,090

                                                       15,059,358

Forest Products, Paper & Packaging - 1.8%
    Avery Dennison Corp         1,014                      42,588
    Champion International
     Corp                       5,117                     275,678
    Georgia Pacific Corp        1,449                     126,788
    International Paper Co      3,360                     141,120
    Kimberly Clark Corp         3,360                     225,540
    Mead Corp                  13,894                     814,536
    Owens Illinois Inc         19,386                     244,748 (a)
    Rayonier Inc                  285                      11,151
    Scott Paper Co              8,930                     433,105
    Temple Inland Inc           2,676                     142,497
    Weyerhaeuser Co            13,244                     604,257

                                                        3,062,008

Industrial Products & Services - 0.8%
    Browning-Ferris Industries
      Inc                      5,789                      175,841
    Ecolab Inc                 4,900                      135,363
    Flightsafety
     International Inc         1,164                       53,399
    Waste Management
    International PLC ADR      3,619                       39,809 (a)
    Wheelabrator Technologies
      Inc                      6,949                      103,366
    WMX Technologies Inc      30,815                      878,227

                                                        1,386,005



Insurance - 4.5%
    Aetna Life &
     Casualty Co              2,843                       208,605
    Alexander & Alexander
     Services                 4,051                        98,237
    Allstate Corp             4,047                       143,163
    American General Corp     3,389                       126,664
    American International
     Group Inc               18,361                     1,560,685
    Chubb Corp                2,038                       195,648
    CMAC Investment Corp      2,891                       152,139
    Exel Ltd                  1,549                        90,036
    General Reinsurance Corp  5,975                       902,225
    Life Partners Group Inc   3,360                        57,960
    Lincoln National Corp    13,114                       617,997
    Marsh & McLennan Cos      6,859                       602,735
    Providian Corp           17,096                       709,484
    Reliastar Financial Corp  7,795                       316,672
    StPaul CosInc            19,716                     1,150,921
    TIG Holdings Inc         24,813                       666,849
    UNUM Corp                 2,896                       152,764

                                                        7,752,784

Machinery & Machine Tool - 1.3%
    Briggs & Stratton Corp    3,474                      139,829
    Case Corp                 4,633                      170,263
    Caterpillar Inc           7,966                      453,066
    Cooper Industries Inc     2,896                      102,084
    Deere & Co                9,632                      783,804
    Ingersoll Rand Co         8,107                      304,012
    Kennametal Inc            6,875                      249,219

                                                       2,202,277





Merchandising - 2.9%
    American Greetings Corp
      (Class A)              14,001                      427,030
    Baker JInc                1,164                        9,458
    Barnes & Noble Inc        4,864                      186,048 (a)
    Charming Shoppes Inc     21,443                      96,494
    Circuit City Stores Inc   9,555                     302,177
    CUC International Inc     6,666                     232,477 (a)
    Dayton Hudson Corp        3,876                     294,091
    Federated Department
     Stores Inc              27,847                     790,159(a)
    Harcourt General Inc      3,649                     152,802
    Hasbro Inc                5,616                     174,798
    Home Depot Inc           10,004                     398,909
    Limited Inc               3,329                      63,251
    May Department
      Stores Co               2,128                     93,100
    Nordstrom Inc             4,187                    174,807
    Sears Roebuck & Co       30,848                  1,137,520
    TJX CosInc                5,645                     67,034
    Toys 'R Us               13,102                    353,754 (a)

                                                     4,953,909

Metals - 0.7%
    Aluminum Company
     of America              1,295                      68,473
    Barrick Gold Corp        9,563                     247,443
    Birmingham Steel Corp   10,662                     186,585
    Freeport McMoran Copper &
       Gold (Class A)        6,079                     155,774
    Inco Ltd                 6,285                     215,261
    Nucor Corp               2,895                     129,551
    Reynolds Metals Co       3,541                     204,493

                                                     1,207,580

Natural Gas - 0.5%
    Consolidated Natural
      Gas Co                 3,473                    140,222
    Enserch Corp            23,718                    391,347
    Petroleum Geo
     Services ADR            2,519                     61,716 (a)
    Sonat Inc                4,335                    138,720
    Tosco Corp               2,519                     86,905

                                                      818,910

Office Equipment & Supplies - 4.7%
    Amdahl Corp              8,685                     83,593 (a)
    Apple Computer           7,004                    260,899
    Autodesk Inc             2,843                    124,381
    Automatic Data
      Processing Inc        12,057                    821,383
    Cisco Systems Inc        3,329                    229,701 (a)
    Compaq Computer Corp     8,075                    390,628 (a)
    Computer Associates
    International Inc        8,613                    363,899
    Dell Computer Corp         726                     61,710 (a)
    Equifax Inc             12,925                    541,235
    First Financial
     Management Corp         7,963                    777,388
    General Motors Corp
     (Class E)               3,360                    152,880
    Informix Corp            7,752                    251,940 (a)
    International Business
      Machines            28,979                     2,734,893



    Microsoft Corp         2,112                       191,136 (a)
    Office Max Inc         7,755                       188,059 (a)
    Pitney Bowes Inc       9,875                       414,750
    Silicon Graphics Inc   4,395                       151,078 (a)
    Tech Data Corp         3,185                        44,988 (a)
    Teradyne Inc            8,104                      291,744 (a)


                                                     8,076,285

Real Estate - 0.4%
    Camden Property Trust         3,257                 72,061
    Charles E Smith Residential
    Realty Inc                    2,609                 60,333
    Debartolo Realty Corp         9,105                127,470
    Evans Withycombe
      Residential                 2,316                 46,899
    Glimcher Realty Trust        10,801                220,070
    Liberty Property              3,908                 83,045
    Manufactured Home
    Communities Inc              2,700                  46,575
    Oasis Residential Inc        2,762                  62,145
    Summit Properties Inc        1,594                  30,087
                                                       748,685
Telephone & Utilities - 5.6%
    Alltel Corp                  4,055                  121,143
    American Telephone &
      Telegraph                 57,035                3,750,051
    Bellsouth Corp               8,829                  645,621
    Frontier Corp                8,687                  231,291
    GTE Corp                    43,138                1,693,166
    International
      Cabletel Inc               8,031                  224,868 (a)
    MCI Communications Corp     17,514                  456,459
    NYNEX Corp                   9,725                  464,369
    Pacific Telesis Group       11,633                  357,715
    SBC Communications Inc      12,541                  689,755
    Sprint Corp                 10,949                  383,215
    U.SWest Inc                 13,536                  637,884

                                                       9,655,537

Transportation - 2.1%
    AMR Corp                    2,172                    156,656
    Burlington Northern
      Santa Fe                  9,555                    692,738
    Consolidated
      Freightways Inc           2,895                     71,651
    CSX Corp                    4,498                    378,394
    Illinois Central Corp       3,562                    139,363
    Kansas City Southern
      Industries                10,245                   466,148
    Kirby Corp                   6,803                   105,447 (a)
    Pittston Services Group      1,738                    47,143
    Ryder Systems Inc            5,170                   131,189
    Southern Pacific Rail Corp      721                   17,484 (a)
    Union Pacific Corp           18,081                1,197,866
    Xtra Corp                     3,702                  164,276

                                                        3,568,355

    Total Common Stock
    (Cost $126,676,329)                               154,789,500


                                  Principal
                                      Amount         Value
Bonds and Notes - 0.3%
Banco Nacional de Mexico SA
7.00%        12/15/99              $269,000       213,855 (b)
Cemex
4.25%        11/01/97               169,000       139,425 (b)




Valhi Inc.
9.25%         10/20/07             $197,000        $72,890 (d)
    Total Bonds and Notes
    (Cost $510,440)                                426,170
Convertible Bonds - 0.5%
ADT Operations Inc.
6.493%        07/06/10              264,000        114,510
AMR Corporation
6.125%        11/01/24              548,000        557,590
Federated Department Stores Inc.
5.00%         10/01/03              125,000        128,125
    Total Convertible Bonds
    (Cost $751,754)                                800,225

                                     Number
                                   of Shares         Value
Convertible Preferred Stock - 1.8%
    Bowater Inc., 7.00%               6,429        252,338
    Citicorp, 5.375%                    573        110,947
    Conagra Inc(Series E), 1.687%     4,811       193,643
    Ford Motor Co(Series A), 4.20%    4,568        467,649
    Kaufman & Broad Home Corp.
    (Series B), 1.52%                 4,164        54,653
    Magma Copper Co.
    (Series D), 5.625%                1,564       103,615
    Magma Copper Co.
    (Series E), 6.00%                 2,792       193,346
    National City Corp., 8.00%        2,339       173,086
    Newmont Mining, 2.75%             4,781       279,688 (b)
    Occidental Petroleum Corp.,
     3.875%                           8,044       454,486 (b)
    Reynolds Metals Co., 7.00%        5,571       288,299
    Santa Fe Energy Resources Inc.
    (Series A), 8.25%                 7,331        139,289
    StPaul Capital LLC, 6.00%         1,019         59,611
    Unocal Corp., 7.00%               3,877        208,389 (b)
    Westinghouse Electric Corp.
    (Series C), 1.30%                11,868        178,020 (b)
    Total Convertible Preferred Stock
    (Cost $2,927,969)                            3,157,059

                     Expiration      Number
                          Date/          of
                   Strike Price    Contacts            Value
Put Options Purchased - 0.0%
    International Business
    Machines   Oct95/100           21                12,600
    (Cost $5,449)
    Total Investments in Securities
    (Cost $130,871,941)                         159,185,554


                                  Principal
                                      Amount         Value
Short Term Investments - 6.7%
    U.SGovernment Agencies and Time Deposits - 2.1%
Federal National Mortgage Assoc.
5.61%         10/04/95             $1,000,000    $  999,532 (d)
6.30%         10/02/95              2,000,000     1,999,650 (d)
State Street Cayman Islands
6.50%         10/02/95              485,000        485,000
                                                 3,484,182
    Repurchase Agreement - 4.6%
State Street Bank and Trust Co.
6.25%         10/02/95
        (Cost $7,900,000)            7,900,000   7,900,000
        (dated 9/29/95, proceeds
        $7,904,115, collateralized by
        $8,059,510 United States Treasury
        Note, 4.375%, 8/15/96)
    Total Short Term Investments
    (Cost $11,384,182)                         11,384,182


                     Expiration          Number
                          Date/             of
                   Strike Price       Contracts             Value
Call Options Written - 0.0%
    Coca Cola Co       Nov95/60            16             (15,000)
    Disney (Walt) Co   Jan96/60             3                (600)

    Total Call Options Written
    (Premium received $11,280)                            (15,600)

    Other Assets and Liabilities,
    net 0.2%                                               411,350
NET ASSETS - 100%                                     $170,965,486

Other Information
The GE U.SEquity Fund had the following long futures
contracts open at September 30, 1995:
                                     Number
               Expiration                of      Underlying        Unrealized
Description          Date         Contracts      Face Value              Loss
S&P 500          Dec 1995               18       $5,293,800            $1,050


See Notes to Schedule of Investments and Financial Statements

ICONS REPRESENT THE TOP FIVE INDUSTRY WEIGHTINGS IN THE
GE U.SEQUITY FUND AT SEPTEMBER 30, 1995.

    GE STRATEGIC INVESTMENT FUND

David Carlson manages pension and mutual fund portfolios with total assets of nearly $2 billion. His responsibilities include managing the Elfun Trusts and the U.S. equity portion of Elfun Diversified and the GE Strategic
Investment Funds Dave also manages a portfolio for the GE Pension Trust.

  Dave joined GE in 1980 on the Financial Management Program. In 1982, he joined GE Investments as a Security Analyst responsible for several consumer industries. In 1988, Dave assumed responsibility for managing Elfun Trusts.
  He is a Trustee for the GE Canada Pension Trust, a Chartered
Financial Analyst (CFA) and a member of the New York Society of Security
Analysts.

  Dave is a graduate of Indiana University with a B.S. in Business.

  Dave shares portfolio management responsibility for the GE Strategic Investment Fund with Bob MacDougall, who manages the fixed income portion of the Fund's portfolioPlease refer to page 28 for Bob's biographical details.

[GRAPHIC]
Photo of:  David Carlson


MARKET OVERVIEW

With the GE Strategic Investment Fund's holdings in multiple asset classes, we recommend investors read the narratives for the GE U.SEquity Fund, the GE Fixed Income Fund and the GE International Equity Fund for a more complete description of trends and outlooks in those markets.

GE STRATEGIC INVESTMENT FUND

With the help of strong financial markets, the GE Strategic Investment Fund posted strong results for the year ended September 30,1995.
U.S. stocks, as measured by the S&P 500, were the best performing asset class rising nearly 30% in the last yearWe reduced the U.Sequity weighting during the year from 52% to 43% as the run-up has resulted in historically high valuation levels.

The overall change in asset mix over the year is shown below:
    Asset Class             9/94          9/95
    U.S. Equity              52%           43%
    Int'l Equities           12            14
    Fixed Income             31            29
    Cash                      5            14


With a lower weighting in equities and a higher weighting in cash, the portfolio has a more defensive profile than it did a year ago U.S. equities have strongly outperformed international equities, and as a result, look less attractive valuation-wise. We recently made a slight increase in our international equity weighting.

   Within the U.Sequity portion of the portfolio, the emphasis remains on growth stocks. Relative to the S&P 500, the sectors with the largest weightings are financial, consumer, and technology, and the sectors with the lowest weightings are utilities and basic materials. With our expectation of slower economic growth, we seek companies which we believe can post strong earnings growth regardless of the economic environment.

   As always, we remain committed to our challenge of evaluating the relative attractiveness of each asset class, and positioning the Fund to take advantage of the opportunities present.

GE STRATEGIC INVESTMENT FUND


          GE Strategic Investment Fund
            Top Ten Largest Holdings
             at September 30, 1995
    U.S. Treasury Bond, 7.625%, 2/15/25   1.90%
    SPDR Trust                            1.77%
    Federal National Mortgage Assoc.      1.57%
    U.S. Treasury Notes, 6.75%, 4/30/00   1.52%
    Philip Morris CosInc                  1.36%
    Reuters Holdings PLC                  1.32%
    Pfizer Inc                            1.27%
    Travelers Group, Inc                  1.27%
    First Financial Management Corp.      1.25%
    U.S. Treasury Notes, 6.875%, 3/31/00  1.23%


INVESTMENT PROFILE
A mutual fund designed for investors who seek to maximize total return through capital appreciation primarily from common stocks and other equity securities and current income from bonds and other fixed income securities.


                        Lipper*
               Performance Comparison
             Based on 10/1/94 - 9/30/95
                    total returns
      Peer group:                   Balanced

      Number of Funds
      in category:                       191

      Peer group average
      total return:                   18.99%

*Lipper is an independent mutual fund rating service located in Summit, New Jersey.

See page 37 for Notes to Performance.
Past performance is no guarantee
of future results.
GE STRATEGIC INVESTMENT FUND


Comparison of Change in Value of a $10,000 Investment

Class A Shares


[GRAPHIC]
LINE CHART

Data for Chart to follow:

              STRATEGIC         STRATEGIC           S&P 500           LB AGGR.
                 1/1/94           w/ load
Dec-93        10,000.00         10,000.00         10,000.00         10,000.00
              10,238.69          9,752.35         10,334.98         10,135.00
               9,962.31          9,489.10         10,054.46          9,958.65
Mar-94         9,579.14          9,124.13          9,619.02          9,712.67
               9,629.39          9,171.99          9,748.14          9,634.97
               9,755.01          9,291.65          9,907.62          9,634.01
Jun-94         9,591.70          9,136.09          9,663.69          9,612.81
               9,817.83          9,351.48          9,984.10          9,804.11
              10,075.37          9,596.79         10,390.31          9,815.87
Sep-94         9,868.08          9,399.35         10,140.60          9,671.58
               9,987.42          9,513.02         10,371.99          9,662.87
               9,780.14          9,315.58          9,991.76          9,641.62
Dec-94         9,820.91          9,354.42         10,137.80          9,708.14
              10,000.99          9,525.95         10,402.04          9,900.36
              10,296.84          9,807.74         10,805.64         10,135.99
Mar-95        10,509.08         10,009.90         11,124.84         10,197.82
              10,727.76         10,218.19         11,452.54         10,340.59
              11,075.06         10,548.99         11,910.29         10,740.77
Jun-95        11,274.43         10,738.89         12,190.42         10,819.18
              11,525.26         10,977.81         12,596.97         10,795.38
              11,557.42         11,008.44         12,631.36         10,926.00
Sep-95        11,853.26         11,290.23         13,162.84         11,031.99



Average Annual
Total Return
                          ONE            SINCE
                         YEAR        INCEPTION
GE Strategic           20.12%           10.20%
GE Strategic w/load    14.44%            7.19%
S&P 500                29.77%           17.00%
LB Aggregate           14.06%            5.77%

Class B Shares


[GRAPHIC]
LINE CHART

DATA FOR LINE CHART TO FOLLOW:


                 STRATEGIC         STRATEGIC          S&P 500         LB AGGR.
                  12/22/93           w/ load
12/22/93*        10,000.00         10,000.00               -                -
Dec-93           10,070.87         10,070.87        10,000.00       10,000.00
                 10,311.10         10,311.10        10,334.98       10,135.00
                 10,032.94         10,032.94        10,054.46        9,958.65
Mar-94            9,640.98          9,640.98         9,619.02        9,712.67
                  9,697.88          9,697.88         9,748.14        9,634.97
                  9,780.07          9,780.07         9,907.62        9,634.01
Jun-94            9,609.38          9,609.38         9,663.69        9,612.81
                  9,836.97          9,836.97         9,984.10        9,804.11
                 10,089.85         10,089.85        10,390.31        9,815.87
Sep-94            9,874.90          9,874.90        10,140.60        9,671.58
                  9,988.70          9,988.70        10,371.99        9,662.87
                  9,780.08          9,780.08         9,991.76        9,641.62
Dec-94            9,819.38          9,819.38        10,137.80        9,708.14
                  9,993.92          9,993.92        10,402.04        9,900.36
                 10,284.82         10,284.82        10,805.64       10,135.99
Mar-95           10,491.68         10,491.68        11,124.84       10,197.82
                 10,705.00         10,705.00        11,452.54       10,340.59
                 11,047.62         11,047.62        11,910.29       10,740.77
Jun-95           11,241.55         11,241.55        12,190.42       10,819.18
                 11,487.20         11,487.20        12,596.97       10,795.38
                 11,513.05         11,513.05        12,631.36       10,926.00
Sep-95           11,803.95        11,503.95         13,162.84       11,031.99


* INCEPTION DATE


Average Annual
Total Return
                          ONE            SINCE
                         YEAR        INCEPTION
[S]                     [C]            [C]
GE Strategic           19.53%            9.82%
GE Strategic w/load    15.53%            8.21%
S&P 500                29.77%           17.00%
LB Aggregate           14.06%            5.77%



Class C Shares


[GRAPHIC]
LINE CHART

DATA FOR LINE CHART TO FOLLOW:


                      STRATEGIC            S&P 500              LB AGGR.
                       12/22/93
2/22/93*              10,000.00                  -                    -
                      10,141.13          10,000.00            10,000.00
Mar-93                10,309.14          10,216.34            10,042.00
                      10,228.49           9,965.64            10,112.29
                      10,362.90          10,233.05            10,125.44
Jun-93                10,436.83          10,266.49            10,308.71
                      10,457.00          10,218.65            10,367.47
                      10,786.30          10,606.96            10,548.90
Sep-93                10,806.46          10,528.86            10,577.38
                      10,860.22          10,744.70            10,616.52
                      10,786.29          10,647.03            10,526.28
Dec-93                10,928.42          10,779.00            10,583.12
                      11,195.81          11,140.08            10,725.99
                      10,894.15          10,837.70            10,539.36
Mar-94                10,482.79          10,368.34            10,279.04
                      10,544.49          10,507.53            10,196.81
                      10,640.47          10,679.43            10,195.79
Jun-94                10,462.21          10,416.49            10,173.36
                      10,715.88          10,761.86            10,375.81
                      10,996.98          11,199.72            10,388.26
Sep-94                10,777.59          10,930.56            10,235.55
                      10,900.99          11,179.97            10,226.34
                      10,681.60          10,770.12            10,203.84
Dec-94                10,729.24          10,927.54            10,274.25
                      10,925.98          11,212.36            10,477.68
                      11,256.22          11,647.40            10,727.04
Mar-95                11,488.09          11,991.47            10,792.48
                      11,726.98          12,344.69            10,943.57
                      12,113.43          12,838.11            11,367.09
Jun-95                12,331.24          13,140.06            11,450.07
                      12,605.27          13,578.28            11,424.88
                      12,647.43          13,615.35            11,563.12
Sep-95                12,970.65          14,188.23            11,675.28


* INCEPTION DATE


Average Annual
Total Return
                          ONE            SINCE
                         YEAR        INCEPTION
[S]                     [C]            [C]
GE Strategic           20.35%           10.52%
S&P 500                29.77%           14.46%
LB Aggregate           14.06%            6.16%

Class D Shares


[GRAPHIC]
LINE CHART

DATA FOR LINE CHART TO FOLLOW:

                      STRATEGIC           S&P 500            LB AGGR.
                       11/29/93
11/29/93*             10,000.00                 -                  -
                      10,018.73         10,000.00          10,000.00
Dec-93                10,152.68         10,123.95          10,054.00
                      10,401.09         10,463.08          10,189.73
                      10,127.20         10,179.08          10,012.43
Mar-94                 9,745.04          9,738.25           9,765.12
                       9,802.36          9,868.97           9,687.00
                       9,891.54         10,030.43           9,686.03
Jun-94                 9,732.30          9,783.47           9,664.72
                       9,967.97         10,107.85           9,857.05
                      10,235.48         10,519.10           9,868.88
Sep-94                10,025.30         10,266.29           9,723.81
                      10,146.31         10,500.55           9,715.05
                       9,942.49         10,115.61           9,693.68
Dec-94                 9,993.60         10,263.46           9,760.57
                      10,176.85         10,530.98           9,953.83
                      10,484.44         10,939.58          10,190.73
Mar-95                10,700.41         11,262.74          10,252.89
                      10,929.48         11,594.49          10,396.43
                      11,289.43         12,057.92          10,798.77
Jun-95                11,498.86         12,341.52          10,877.60
                      11,754.10         12,753.11          10,853.67
                      11,793.37         12,787.93          10,985.00
Sep-95                12,100.96         13,326.00          11,091.56



* INCEPTION DATE



Average Annual
Total Return
                          ONE            SINCE
                         YEAR        INCEPTION
GE Strategic           20.70%           10.92%
S&P 500                29.77%           16.99%
LB Aggregate           14.06%            5.82%


                SCHEDULE OF INVESTMENTS -- SEPTEMBER 30, 1995

GE STRATEGIC INVESTMENT FUND

[GRAPHIC]
PIE CHART

DATA FOR PIE CHART


GE STRATEGIC INVESTMENT
Domestic Equity         47.5%
Bonds & Notes           29.4%
Foreign Equity          13.7%
Cash & Other             9.4%
                       100.0%



                                     Number
                                   of Shares         Value

Common Stock - 61.2%
Automotive - 0.3%
    Suzuki Motor Corp                10,000        $108,021
    Valeo                                360            16,945

                                                        124,966

[GRAPHIC]
Icon for Banks and Finance

Banks & Financial Services - 9.2%
    American Express Co                  5,600           248,500
    AMMB Holdings BHD                      1,000           12,341
    Banco Comercial Portugues ADR         8,527          110,851
    Banque Nationale Paris                313              12,267
    Block H & R Inc                      800                30,400
    Citicorp                             5,000            353,750
    Countrywide Credit Industries         8,500          199,750
    Deutsche Bank AG                       3,615         172,098
    Federal National Mortgage Assoc     7,000             724,500
    Grupo Financiero Bancomer
    ADR (Series C)                     3,887               22,350 (a,b)
    International Nederlanden           226                13,123
    Morgan (J.P.) & CoInc             3,000               232,125
    Rollins Inc                       2,500                61,250


    SPDR Trust                        14,000              818,781
    State Street Boston Corp          5,500               220,000
    Thai Farmers Bank               15,700                136,386
    Travelers Group, Inc          11,000                  584,375
    Wells Fargo &  Co                 1,500             278,438
                                                        4,231,285
Broadcasting, Entertainment & Media - 6.0%
    Capital Cities/ABC Inc          4,000             470,500
    Carmike Cinemas Inc        500                    11,000 (a)
    Carnival Corp(Class A)         2,500              60,000
    Catalina Marketing Corp        900                55,800 (a)
    Comcast Corp(Class A)           10,700           214,000
    Disney (Walt) Co                2,800            160,650
    Donnelley (R.R.) & Sons Co        5,000          195,000
    Dun & Bradstreet Corp        1,000               57,875
    Gannett Inc        3,000        163,875
    Interpublic Group CosInc        2,000            79,500
    Readers Digest Association Inc  1,1005            1,838
    Reed International               7,511          113,884
    Reuters Holdings PLC ADR
       (Class B)                     11,500         608,062
    Tele Communications Inc          2,850           76,238(a)
    Tele-Communications Inc(Class A) 11,400         199,500(a)
    Television Broadcasts LtdADR      2,000            8,045
    Time Warner Inc                   3,000         119,250
    Wolters Kluwer                    1,419        130,290

                                                    2,775,307

{Graphic]
Icon for Broadcasting, Entertainment, Media

Building Materials & Construction - 0.9%
    BPB Industries         33,024165,831
    Hutchison Whampoa Ltd        41,000                   222,189
    Siam Cement         1005,898
    VA Technologie AG               179                    20,612

                                                          414,530

Chemical - 1.0%
    Air Products & Chemicals Inc    2,600                135,525
    Airgas Inc                      1,600                 42,600  (a)
    Morton International Inc        9,000               279,000

                                                            457,125

Consumer Related - 5.1%
    Anheuser Busch CosInc        1,700                      106,037
    Arbor Drugs Inc              4,500                      84,375
    Burns Philip & Co            72,391                    153,185
    Canon Inc                    7,000                      125,082
    Coca Cola Co                1,100                        75,900
    Colgate Palmolive Co        1,200                       79,950
    Duracell International Inc  1,300                        58,338
    Electrolux AB                   256                    12,252
    General Mills Inc            1,500                    83,625
    McDonalds Corp              5,100                    195,075
    Nestle S.A(Regd.)              12                    12,280
    Nike Inc                       400                    44,450

    Pepsico Inc                 10,000                    510,000
    Philip Morris CosInc          7,500                   626,250
    Procter & Gamble Co        700                          53,900
    Rubbermaid Inc                  2,000                    55,250
    Scholastic Corp              1,000                62,750  (a)

                                                          2,338,699

Diversified Manufacturing - 4.0%
    Allied Signal Inc                 9,000              397,125
    BBC Brown Boveri                  257              297,684
    Dover Corp                    12,200                      466,650
    Grupo Carso S.Ade C.VADR         1,078            12,532 (a,b)
    Hanson PLC ADR               13,500                  219,375
    Imi                         1,632                    9,787
    Loews Corp                    3,000                    436,500




    Sasib                       2,960                        7,710
    Tokyo Steel Manufacturing   1,000                        19,282

                                                          1,866,645

[Graphic]
Icon for Drugs, Healthcare & Cosmetics

Drugs, Healthcare & Cosmetics - 9.1%
    Abbott Laboratories          12,000                    511,500
    American Home Products Corp   2,500                     212,188
    American Medical Response     3,000                      85,125 (a)
    Arrow International Inc        1,200                     51,900
    Astra AB                     8,999                      317,003
    Avon Products Inc              2,500                    179,375
    Bristol-Myers Squibb Co        3,000                     218,625
    Cardinal Health Inc            1,500                     83,063
    Dentsply International Inc      2,000                    69,000
    Eli Lilly & Co                   2,200                    197,725
    FHP International Corp          2,000                      48,250(a)
    Gehe AG                            21                      9,868
    Gehe AG (new)                       5                    2,274 (a)
    Gillette Co                    2,000                    95,250
    International Flavours           800                    38,600
    Johnson & Johnson              6,200                    459,575
    Lincare Holdings Inc          1,500                       38,625 (a)
    Living Centers of
       America Inc                2,000                       66,500 (a)
    Medeva                       5,226                        21,469
    Merck & CoInc              6,000                         336,000
    Pfizer Inc                 11,000                        587,125
    Roche Holdings AG               41                       289,412
    Smithkline Beecham PLC ADR   4,500                       227,812
    Takare                       18,961                       67,108

                                                           4,213,372

Electrical & Electronics - 3.9%
    Alcatel Alsthom                  71                        5,970
    AMP Inc                          6,500                    250,250
    Hewlett Packard Co             1,200                       100,050
    Hubbell Inc(Class B)           6,000                        351,750
    Intel Corp                     4,200                        252,525
    Molex Inc(Class A)             2,813                         94,219
    Murata Manufacturing Co        5,000                        187,775
    Rohm Co                        5,000                       315,986
    Siemens AG                       460                       232,189 (a)

                                                                1,790,714


[Graphic]
Icon for Energy & Energy

Energy & Energy Related - 4.7%
    Amoco Corp                    1,000                      64,125
    Anadarko Petroleum Co        3,400                      161,075
    Atlantic Richfield Co        1,800                      193,275
    Coflexip ADR                 3,992                       61,377
    Exxon Corp                    3,000                     216,750
    Omv AG                          124                      11,539
    Petroleum Geo Services ADR    1,584                      38,808 (a)
    Royal Dutch Petroleum Co      3,300                     405,075
    Schlumberger Ltd              5,000                      326,250
    Texaco Inc                    3,600                      232,650
    Total (Class B)               4,391                      265,716
    Unocal Corp                   7,200                      205,200

                                                            2,181,840

Forest Products, Paper & Packaging - 0.9%
    Champion International Corp    900                         48,487
    Kimberly Clark Corp          3,000                         201,375
    Scott Paper Co               3,500                        169,750

                                                             419,612

Industrial Products & Services - 2.0%
    Browning-Ferris Industries Inc    5,000                     151,875
    Flightsafety International Inc    2,000                      91,750
    ISS (Series B)                      371                       9,772
    Minnesota Mining & Manufacturing  3,000                    169,500
    Technip                           2,116                     139,219
    Waste Management International
    PLC ADR                           2,548                      28,028 (a)
    WMX Technologies Inc             11,000                       313,500

                                                                  903,644

Insurance - 3.6%
    Alleghany Corporation               520                       88,920
    American International Group Inc   3,000                     255,000
    Chubb Corp                          2,000                    192,000
    General Reinsurance Corp            2,000                     302,000
    Marsh & McLennan Cos                3,000                    263,625
    Schw Ruckversicher                    321                   313,780
    TIG Holdings Inc                   3,500                      94,063
    UNUM Corp                          2,900                     152,975

                                                               1,662,363


Merchandising - 2.5%
    American Greetings Corp(Class A)   2,000                      61,000
    Baker JInc                        1,000                          8,125
    Carrefour                           459                      269,369
    CUC International Inc               700                        24,413 (a)
    Giordano International           180,000                      165,294
    Home Depot Inc                     3,500                      139,562
    Ito Yokado Co                      4,000                      221,291
    TJX CosInc                         2,000                       23,750
    Toys 'R Us                         9,500                       256,500(a)

                                                                   1,169,304

Metals - 0.2%
    Reynolds Metals Co                 1,200                        69,300
Office Equipment & Supplies - 3.1%
    Automatic Data Processing Inc      4,600                      313,375
    Equifax Inc                       10,000                      418,750
    First Financial Management Corp    5,900                      575,988
    Microsoft Corp                     1,200                      108,600(a)
    Sap AG                               144                       23,449

                                                                   1,440,162




Real Estate - 0.1%
    Debartolo Realty Corp             2,000                         28,000
    Glimcher Realty Trust             1,000                        20,375

                                                                       48,375

Telephone & Utilities - 3.7%
    Airtouch Communications           8,000                          245,000(a)
    American Telephone & Telegraph    4,800                          315,600
    GTE Corp                          6,000                         235,500
    International Cabletel Inc        7,866                         220,248(a)
    MCI Communications Corp           7,800                         203,287
    NYNEX Corp                         2,000                        95,500
    Stet Savings                       4,923                        11,495
    Telefonos De Mexico S.AADR         1,841                         58,452
    Telekom Malaysia                   15,000                       112,858
    Veba AG                           5,424                         215,252

                                                                  1,713,192

Transportation - 0.9%
    Brambles Industries Ltd           1,410                          15,558
    Danzas Holding AG                    11                          9,611
    Pittston Services Group           2,500                          67,812
    Union Pacific Corp                  4,800                      318,000

                                                                     410,981

    Total Common Stock
    (Cost $23,022,317)                                           28,231,416

                                   Principal
                                      Amount         Value
Bonds and Notes - 29.4%
    U.STreasuries - 12.4%
    U.STreasury Bonds
    6.25%    08/15/23               $100,000         95,187
    7.625%  02/15/25                 773,000        875,299
    8.125%  08/15/19                 100,000        117,312
    9.00%    11/15/18                200,000        254,812
    12.00%  05/15/05 - 08/15/13      410,000        595,889

                                                  1,938,499
    U.S. Treasury Notes
    5.75%    09/30/97 - 10/31/97     200,000        199,656
    5.875%  08/15/98                 292,000        291,816
    6.00%    08/31/97                338,000        338,845
    6.125%  05/31/97 - 05/15/98      350,000        351,522
    6.25%    05/31/00                385,000        388,488


    6.50%    04/30/99 - 08/15/05     225,000        230,134

    6.75%    04/30/00                680,000        699,230
    6.875%  03/31/00                 550,000        568,133
    7.50%    02/15/05                440,000        479,257
    7.75%    11/30/99                 50,000         53,141
    8.00%    05/15/01                150,000        163,664
                                                  3,763,886
    Total U.S. Treasuries
    (Cost $5,532,865)                             5,702,385
    Asset Backed - 0.6%
    Advanta Mortgage Loan Trust Corp.
    6.30%    07/25/25       34,010                   32,852
    Conti Mortgage Home Equity
    7.63%    05/15/09        38,343                 38,643
    Discover Card Master Trust
    6.70%    02/16/00        30,000                 30,272
    Fleetwood Credit Grantor Trust
    6.55%    05/16/11        39,127                 38,797
    Household Finance Corp.
    8.15%    03/19/96        29,460                 29,743    (e)
    MBNA Master Credit Card Trust
    6.45%    02/15/08        40,000                 39,500
    6.60%    01/15/03        20,000                 20,200
    Premier Auto Trust
    5.95%    12/06/98        20,000                 19,937
    Standard Credit Card Master Trust
    6.75%    06/07/00        30,000                 30,375
    Total Asset Backed
    (Cost $280,668)                                 280,319
    Corporate Notes - 6.9%
    American Home Products
    7.70%    02/15/00        250,000                261,287
    Associates CorpNorth America
    8.625%  06/15/97        100,000                 103,811
    Capital One Bank Medium Term Note
    6.43%    06/29/98        150,000                149,436
    Carter Holt Harvey Ltd.
    8.875%  12/01/04         200,000                226,992
    Central Maine Power Co.
    7.40%    06/02/98        200,000                201,750
    Citicorp
    8.625%  12/01/02         100,000                 110,001
    General Motors Acceptance Corp.
    6.10%    09/11/97        125,000                124,500
    8.625%  07/15/96         100,000                101,692
    Great Lakes Power Inc.
    8.90%    12/01/99        100,000                106,174
    Gulf States Utilities Co.
    8.25%    04/01/04        125,000                133,459
    HSBC Finance Nederland B.V.
    7.40%    04/15/03        100,000                101,723  (b)
    Hydro Quebec
    8.05%    07/07/24        75,000                 81,879
    Joy Technologies Inc.
    10.25%  09/01/03        100,000                 111,625
                                21




    KFW International Finance Inc.
    8.20%    06/01/06        50,000                 55,966
    North Atlantic Energy Corp.
    9.05%    06/01/02        150,000                154,687
    Ontario Province Canada
    6.125%  06/28/00         250,000                246,560
    7.00%    08/04/05         50,000                 50,656
    Paramount Communications Inc.
    5.875%  07/15/00         150,000                143,474
    RJR Nabisco Inc.
    8.00%    07/15/01        125,000                125,020
    Security Pacific Corp.
    9.90%    04/26/96        100,000                102,110
    Taubman Realty Group LtdPartners
    8.00%    06/15/99        80,000                 82,251
    Tele-Communications Inc.
    7.13%    02/02/98        200,000                201,882
    United Air Lines Inc.
    9.75%    08/15/21        35,000                 39,481
    United CoFinancial Corp.
    7.00%    07/15/98        150,000                150,734
    Total Corporate Notes
    (Cost $3,120,864)                              3,167,150
    Mortgage-Backed - 9.5%
    Federal Home Loan Mortgage Corp.
    6.50%    03/01/09 - 08/01/25        490,768          479,757
    7.00%    08/01/25                   335,335          330,933
    7.50%    06/01/23 - 06/01/25        387,112          389,771
    8.00%    09/01/25                   122,500          125,332
    9.00%    04/01/16 - 05/01/20        361,287          380,170

                                                       1,705,963
    Federal National Mortgage Assoc.
    7.00%    07/01/23              18,508                 18,253
    8.50%    04/01/17              36,497                 38,046
    9.00%    08/01/07              21,578                 22,556

                                                          78,855

    Government National Mortgage Assoc.
    5.50%    TBA           50,000         49,500 (c)
    6.00%    TBA          400,000        400,481 (c)
    6.50%    02/15/24 - 09/20/25         145,117          140,092
    7.00%    09/15/07 - 11/15/08          94,729           95,439
    7.50%    TBA                         150,000          151,500 (c)
    9.00%    12/15/09 - 01/15/20         445,472          473,729
    9.50%    12/15/09 - 09/15/16         193,891          209,788

                                                        1,520,529



    Collateralized Mortgage Obligations
    American Southwest Financial Securities Corp.
    0.70%    01/18/09                  166,757                5,263 (g)
    1.0781%01/18/09                   229,365                12,615 (g)
    7.30%    06/17/07                  29,807               30,338
    Collateralized Mortgage Obligation Trust
    8.00%    01/01/17                 147,051              149,345
    Community Program Loan Trust
    4.50%    10/01/18                 170,000              143,544
    FDIC REMIC Trust
    7.85%    09/25/25                  60,000               61,406
    Federal Home Loan Mortgage Corp.
    7.00%    06/15/21                 100,000              98,380
    8.00%    04/15/20                  30,000               30,888
    Federal National Mortgage Assoc.
    2.21%    07/25/10                200,000                27,125 (g)
    2.335%  07/25/10                 52,000                  5,996 (g)
    2.525%  07/25/10                127,137                 12,475 (g)
    7.00%    04/01/23               127,464                 38,638 (g)
    8.82%    02/01/24               120,311                 79,856 (f)
    Federal National Mortgage AssocREMIC
    6.965%  07/25/10                 40,000                 39,875
    Merrill Lynch Mortgage Investments Inc.
    7.067%  05/25/15                 49,937                50,217
    Mid-State Trust
    8.33%    04/01/30               137,604              145,173
    Sawgrass Finance REMIC Trust
    6.45%    01/20/06               60,000                 59,313
    Vornado Finance Corp.
    6.36%    11/23/00              105,000                103,162  (b)

                                                        1,093,609

    Total Mortgage-Backed
    (Cost $4,363,142)                                   4,398,956
    Total Bonds and Notes
    (Cost $13,297,539)                                  13,548,810

Convertible Bonds - 0.0%
Sasib
9.25%          12/31/97
        (Cost $7,907)          ITL 15,000,000                 7,907

                Expiration        Number
                     Date/           of
              Strike Price     Contracts                     Value
Put Options Purchased - 0.0%
    S&P 500 Index    Dec95/560         39                  17,550
        (Cost $32,779)
    Total Investments in Securities
    (Cost $36,360,542)                                41,805,683


                                   Principal
                                      Amount          Value
Short Term Investments - 12.6%
    U.SGovernment Agencies and Time Deposits - 7.7%
    Federal National Mortgage Assoc.
    5.61%    10/04/95        1,000,000          999,533  (d)
    5.64%    10/06/95        1,100,000        1,099,138  (d)
    6.30%    10/02/95        1,000,000          999,825  (d)
    State Street Cayman Islands
    6.50%    10/02/95          450,000          450,000
                                              3,548,496






    Repurchase Agreement - 4.9%
    State Street Bank and Trust Co.
    6.25%    10/02/95
    (Cost $2,280,000)           2,280,000       2,280,000
    (dated 9/29/95, proceeds
    $2,281,188, collateralized by
    $2,331,251 United States Treasury
    Bond, 9.25%, 2/15/16)
    Total Short Term Investments
    (Cost $5,828,496)                           5,828,496

                Expiration       Number
                     Date/           of
              Strike Price     Contracts                Value

Call Options Written - (0.2%)
    S&P 500 Index  Dec95/565          39            (112,125)
        (Premium received $73,981)
    Other Assets and Liabilities,
    net (3.0%)                                     (1,375,838)
NET ASSETS  -  100%                            $    46,146,216


ICONS REPRESENT THE TOP FIVE INDUSTRY WEIGHTINGS IN THE
GE STRATEGIC INVESTMENT FUND AS OF SEPTEMBER 30, 1995.

See Notes to Schedule of Investments and Financial Statements

GE TAX-EXEMPT FUND

  Bob Kaelin manages the tax-exempt operation with total assets over $5 billion His responsibilities include managing the Elfun Tax-Exempt Income and GE Tax-Exempt Funds.

   Prior to joining GE Investments in 1984, he was Senior Vice President and Manager of Tax-Exempts for CIGNA/INA Insurance Company.

   From 1969 to 1976, Bob was Vice President at Girard Bank in
Philadelphia and A.GBecker in New York, where he was a municipal bond salesman.

   Bob is a graduate of StJoseph University in Philadelphia with a B.S. in Business Administration.

MARKET OVERVIEW

During the past year, a combination of three factors has impacted the municipal market: the significant reduction in the supply of bonds, the collapse of Orange County, California and the ongoing debate in Washington, DC over tax reform.

[Graphic]

Photo of: Bob Kaelin


   Current estimates for calendar year 1995 are that $50 billion in outstanding municipal bond supply will have left the market. Based on the lack of supply, expectations for 1995 were high that municipals would be a top performer. However, the lack of supply helped only to support the market, as the market was hurt by the problem with Orange County and questions over tax reform.

   The Orange County issue, which shook investor confidence at the end of 1994, carried over into 1995. It brought into question the ability and willingness of municipal issuers to make the difficult fiscal decisions to meet their financial obligations to bondholders During the first quarter of 1995, the positive results of muni supply took hold and Orange County gradually receded from investors' focus. However, in mid-April, tax reform became a political hot button and began to negatively affect munis as investors started selling their municipal bonds due to the uncertainty of continued tax exempt status. Since then, individual investors have been largely absent from the muni marketIn spite of all this, the municipal market has generated a strong positive return over the past year. Declining interest rates have been the primary driverOn a relative basis munis have lagged behind other fixed income investment returns.



GE TAX-EXEMPT FUND

For the year ended September 30, 1995, the municipal bond market as measured by the Lehman Brothers Municipal Bond Index returned 11.2%, which exceeded the total returns of each class of the Fund. This can be attributed to our positioning of the Fund during fiscal year 1995. In response to the market conditions mentioned above, we shortened the average maturity of the Fund by nearly 3.5 years to 10.6 years. As a result, we have reduced our exposure to the long end of the market, where selling by other funds has kept prices from rising as much as other fixed income investments. On a positive note, the Fund did not hold any Orange County bonds. We have sought issues with high quality and good structure, since these bonds provide liquidity in uncertain markets.

   Within this environment we will continue to look for value while maintaining a cautious view towards the market.

GE TAX-EXEMPT FUND


              Quality Ratings
           at September 30, 1995

                                    Percent of
Moody's Ratings*                   Market Value

Aaa                                 47.0%
Aa                                  37.5%
A                                   15.5%
                                   100.0%

* Moody's Investors Service, Incis a nationally recognized statistical rating organization.


           Wall Street Journal/Lipper*
             Performance Comparison
           Based on 10/1/94 - 9/30/95
                  total returns
      Peer group:          General Municipal

      Number of Funds
      in category:                       213

      Peer group average
      total return:                    9.84%

* Lipper is an independent mutual fund rating service located in Summit, New Jersey.

                           INVESTMENT PROFILE

A mutual fund designed for investors who seek a high level of current income exempt from federal income taxes while preserving capital by investing primarily in municipal obligations.




Comparison of Change in Value of a $10,000 Investment

Class A Shares

[GRAPHIC]
LINE CHART

DATA FOR LINE CHART


               TAX EXEMPT      TAX EXEMPT      LBMI
                   1/1/94        w/ load
                                <C.
Dec-93          10,000.00       10,000.00       10,000.00
                10,121.70        9,691.53       10,114.00
                 9,772.10        9,356.78        9,852.05
Mar-94           9,381.70        8,982.98        9,451.07
                 9,453.19        9,051.43        9,531.40
                 9,519.74        9,115.15        9,614.33
Jun-94           9,430.35        9,029.56        9,555.68
                 9,606.04        9,197.78        9,730.55
                 9,633.41        9,223.99        9,764.60
Sep-94           9,460.21        9,058.15        9,621.07
                 9,271.19        8,877.17        9,449.81
                 9,079.28        8,693.41        9,278.77
Dec-94           9,242.16        8,849.37        9,482.90
                 9,541.98        9,136.44        9,754.11
                 9,832.24        9,414.37       10,037.96
Mar-95           9,927.02        9,505.13       10,153.39
                 9,912.33        9,491.06       10,165.58
                10,288.21        9,850.96       10,489.86
Jun-95          10,103.43        9,674.04       10,398.60
                10,183.65        9,750.85       10,497.38
                10,270.83        9,834.32       10,630.70
Sep-95          10,307.90        9,869.82       10,697.67





                             Average Annual
                              Total Return

                          ONE            SINCE
                         YEAR        INCEPTION
GE Tax-Exempt           8.96%            1.75%
GE Tax-Exempt w/load    4.35%           (0.76%)
LBMI                   11.19%            3.93%


Class B Shares
[GRAPHIC]
LINE CHART

DATA FOR LINE CHART

                   TAX EXEMPT           TAX EXEMPT               LBMI
                     12/22/93              w/ load
12/22/93*           10,000.00            10,000.00                  -
Dec-93              10,051.40            10,051.40          10,000.00
                    10,169.50            10,169.50          10,114.00
                     9,813.27             9,813.27           9,852.05
Mar-94               9,417.10             9,417.10           9,451.07
                     9,485.00             9,485.00           9,531.40
                     9,547.70             9,547.70           9,614.33
Jun-94               9,454.03             9,454.03           9,555.68
                     9,626.19             9,626.19           9,730.55
                     9,649.58             9,649.58           9,764.60
Sep-94               9,472.13             9,472.13           9,621.07
                     9,278.90             9,278.90           9,449.81
                     9,083.11             9,083.11           9,278.77
Dec-94               9,242.25             9,242.25           9,482.90
                     9,538.19             9,538.19           9,754.11
                     9,824.62             9,824.62          10,037.96
Mar-95               9,914.81             9,914.81          10,153.39
                     9,896.37             9,896.37          10,165.58
                    10,267.28            10,267.28          10,489.86
Jun-95              10,078.67            10,078.67          10,398.60
                    10,154.36            10,154.36          10,497.38
                    10,245.65            10,245.65          10,630.70
Sep-95              10,278.33             9,991.02          10,697.67


*INCEPTION DATE



                             Average Annual
                              Total Return

                          ONE            SINCE
                         YEAR        INCEPTION
GE Tax-Exempt           8.51%            1.56%
GE Tax-Exempt w/load    5.51%           -0.05%
LBMI                   11.19%            3.93%



Class C Shares
[GRAPHIC]
LINE CHART

DATA FOR LINE CHART


                TAX EXEMPT      LBMI
                 12/26/93
2/26/93*        10,000.00             -
                10,017.30       10,000.00
Mar-93           9,875.35        9,894.00
                10,005.12        9,993.93
                10,039.93       10,049.90
Jun-93          10,206.40       10,217.73
                10,216.30       10,231.01
                10,433.70       10,443.82
Sep-93          10,547.64       10,562.88
                10,552.38       10,582.95
                10,435.67       10,489.82
Dec-93          10,651.90       10,711.15
                10,775.25       10,833.26
                10,412.23       10,552.68
Mar-94           9,998.34       10,123.18
                10,076.53       10,209.23
                10,149.59       10,298.05
Jun-94          10,056.31       10,235.23
                10,245.87       10,422.54
                10,277.23       10,459.02
Sep-94          10,094.50       10,305.27
                 9,894.93       10,121.83
                 9,692.08        9,938.63
Dec-94           9,867.99       10,157.28
                10,190.18       10,447.78
                10,502.11       10,751.81
Mar-95          10,605.66       10,875.45
                10,592.08       10,888.50
                10,995.96       11,235.85
Jun-95          10,800.67       11,138.10
                10,888.69       11,243.91
                10,993.44       11,386.70
Sep-95          11,025.98       11,458.44

*INCEPTION DATE.






                             Average Annual
                              Total Return

                          ONE            SINCE
                         YEAR        INCEPTION

GE Tax-Exempt           9.23%            3.84%
LBMI                   11.19%            5.40%



Class D Shares
[GRAPHIC]
LINE CHART

DATA FOR LINE CHART

                      TAX EXEMPT        LBMI
                       12/26/93
2/26/93*               10,000.00             -
                       10,017.30     10,000.00
Mar-93                  9,875.35      9,894.00
                       10,005.12      9,993.93
                       10,039.93     10,049.90
Jun-93                 10,206.40     10,217.73
                       10,216.30     10,231.01
                       10,433.70     10,443.82
Sep-93                 10,547.64     10,562.88
                       10,552.38     10,582.95
                       10,435.67     10,489.82
Dec-93                 10,651.90     10,711.15
                       10,775.25     10,833.26
                       10,412.23     10,552.68
Mar-94                  9,998.34     10,123.18
                       10,076.53     10,209.23
                       10,149.59     10,298.05
Jun-94                 10,056.31     10,235.23
                       10,245.87     10,422.54
                       10,277.23     10,459.02
Sep-94                 10,094.50     10,305.27
                        9,894.93     10,121.83
                        9,692.08      9,938.63
Dec-94                  9,867.99     10,157.28
                       10,190.18     10,447.78
                       10,502.11     10,751.81
Mar-95                 10,605.66     10,875.45
                       10,592.08     10,888.50
                       10,995.96     11,235.85
Jun-95                 10,800.67     11,138.10
                       10,888.69     11,243.91
                       10,993.44     11,386.70
Sep-95                 11,025.98     11,458.44


*INCEPTION DATE



                             Average Annual
                              Total Return

                          ONE            SINCE
                         YEAR        INCEPTION

GE Tax-Exempt           9.59%            3.49%
LBMI                   11.19%            4.94%


See page 37 for Notes to Performance.
Past performance is no guarantee
of future results.

                             SCHEDULE OF INVESTMENTS -- SEPTEMBER 30, 1995

GE TAX-EXEMPT FUND

[GRAPHIC]

Pie Chart
Data for Pie Chart to follow:

GE TAX-EXEMPT

General Obligation         16.9%
Cash & Other               16.3%
Revenue                    15.6%
Municipal Buildings        14.2%
Education                  10.3%
Power                       9.1%
Transportation              8.9%
Water & Sewer               4.4%
Hospital                    4.3%
                          100.0%



                                  Principal
                                      Amount         Value
Municipal Bonds - 83.6%
Arizona - 2.3%
    Phoenix Arizona Street & Highway
    Rev- Trans.
    6.60%    07/01/07           $250,000         $273,050

{Graphic]
Icom of state

Florida - 6.9%
    Brevard County Utility
    Rev-Water & Sewer, AMBAC Insured
    5.25%    03/01/08          250,000           252,760
    Orlando Florida Utilities Commission Water
    Rev- Water
    6.50%    10/01/20          500,000           559,640

                                                812,400

Hawaii - 6.3%
    Hawaii State G.O.
        4.50%    06/01/01        500,000        500,220
    Honolulu City & County, G.O.
    6.10%    06/01/12          230,000          238,181

                                                738,401

Illinois - 3.2%
    Chicago Illinois Public Building Commerce
    Rev- Building, MBIA Insured
    4.90%    12/01/01          380,000          382,785



{Graphic]
Icom of state

Indiana - 6.9%
    Indiana University Rev- Educ.
    6.00%    11/15/14          290,000          294,756
    Indianapolis Local Rev.- Trans.
    6.00%    01/10/18          250,000          250,852
    Petersburg Pollution Control
    Rev- Pollution Control
    6.625%    12/01/24        $250,000         $263,800

                                                809,408

[Graphic]
Icon of State

Massachusetts - 6.4%
    Massachusetts State G.O.
    4.50%    01/01/04          510,000          495,256
    Massachusetts State Water & Sewer
    Rev- Water & Sewer
    6.00%    11/01/06          250,000          263,755

                                                759,011

Missouri - 4.3%
    Sikeston Missouri Electric
    Rev- Electric, MBIA Insured
    6.25%    06/01/22          500,000          513,725

New Jersey - 6.3%
    New Jersey Building Auth.
    Rev.- MuniBldg.
    5.00%    06/15/12          500,000          464,610
    New Jersey TpkeAuth.
    Rev.- Trans., AMBAC Insured
    6.50%    01/01/16          250,000          274,765

                                                739,375
[Graphic]
Icon of State

New York - 9.1%
    New York State Local Government Assistance Corp.
    Rev- Educ.
    7.00%    04/01/18          500,000          574,125
    New York State Thruway Auth.
    Rev- Trans.
    6.00%    04/01/14          500,000          500,380

                                              1,074,505


Ohio - 2.2%
    Ohio State Public Facilities
    Rev- MuniBldg., AMBAC Insured
    5.40%    11/01/07          250,000          255,248

Oklahoma - 4.3%
    Tulsa Oklahoma Industrial Auth. Hospital
    Rev- Health
    6.10%    02/15/09          500,000          511,125

[Graphic]
Icon of State

Pennsylvania - 8.5%
    Lehigh County Industrial
    Development Authority
    Rev- Pollution Control, MBIA Insured
    6.40%    11/01/21          500,000            517,695




    Pennsylvania Intergovernmental Co-op.
    Rev- Muni., MBIA Insured
    5.60%    06/15/15        $500,000            $483,175
                                                1,000,870
Puerto Rico - 4.8%
    Puerto Rico Public Buildings Authority
    Rev- Bond
    6.875%    07/01/21        500,000             572,330
South Carolina - 4.3%
    Charleston County SC, G.O.
    6.00%    06/01/13         500,000             512,615
Texas - 4.2%
    University of Texas Rev- Educ.
    5.10%    08/15/08          500,000            493,015
Virginia - 3.6%
    University Virginia Rev- Educ.
    5.375%    06/01/20        445,000            422,550
    Total Investments in Securities
    (Cost $9,560,487)                          9,870,413

Short Term Investments - 14.6%
    U.SGovernment Agencies - 10.2%
    Federal National Mortgage Assoc.
    6.41%    10/04/95        1,200,000        1,199,439(d)

    Repurchase Agreement - 4.4%
    State Street Bank and Trust Co.
    6.25%    10/02/95
    (Cost $520,000)        520,000              520,000

    (dated 9/29/95, proceeds
    $520,271, collateralized by
    $531,342 United States Treasury
    Note, 4.375, 8/15/96)
    Total Short Term Investments
    (Cost $1,719,439)                         1,719,439

    Other Assets and Liabilities,
    net 1.8%                                    209,302

NET ASSETS - 100%                           $11,799,154

ICONS REPRESENT THE TOP FIVE STATE WEIGHTINGS IN THE
GE TAX-EXEMPT FUND AS OF SEPTEMBER 30, 1995.

See Notes to Schedule of Investments and Financial Statements

                                                 GE FIXED INCOME FUNDS

Bob MacDougall leads the taxable fixed income team at GE Investments Assets under management exceed $14 billion His responsibilities include managing the GE Fixed Income, GE Short-Term Government and GE Money Market Funds.

Bob joined GE Investments in 1986 as Mutual Fund Portfolio Manager and was named to his present position in 1992.

Previously he was with GE's Corporate Treasury Operation managing the Company's $2 billion portfolio of marketable securities and supporting the Treasurer in the areas of debt management and capital structure planning Prior to that, Bob held various financial management positions since joining GE in 1973.

He holds Bachelor's and Master's degrees in Business Administration from the University of Massachusetts.

MARKET OVERVIEW

   From October 1993 to November 1994 long-term interest rates rose from below 6% to over 8%. This year they retraced about 3/4 of that move and as of September 30, 1995 were close to 6 1\4%. Needless to say, these have been interesting times for investors and portfolio managers alike.

[Graphic]
Photo of Bob MacDougall

GE FIXED INCOME FUND

For the year ended September 30, 1995 the domestic bond market, as measured by the Lehman Brothers Aggregate Bond Index, returned 14.1%. Despite achieving double digit returns on all Fund classes, we trailed the market index during the rally early in 1995. The GE Fixed Income Fund lost some relative performance by taking a defensive position in response to rising interest rates. This position was designed to reduce duration (interest rate exposure) to help preserve capital.

The Fund's under-performance was partially offset with favorable sector allocation. Our underweighting of U.S. Treasuries in favor of corporate bonds was clearly the right decision in 1995. Corporates added both income and price appreciation to the Fund, as the yield spread of corporates to Treasuries narrowed during the year.


GE SHORT-TERM
GOVERNMENT FUND

For the year ended September 30, 1995 the Lehman Brothers 1-3 Year Government Bond Index returned 8.2%. Like the GE Fixed Income Fund, the price performance of the GE Short-Term Government Fund was influenced by the defensive posture we established during the sell off in the market in 1994. The Fund is currently well positioned to participate in any further decline in rates.

   In its first full year of operation, the GE Short-Term Government
Fund performed as expected providing investors a higher yielding alternative to the GE Money Market Fund with less price volatility than the GE Fixed Income FundIn addition to taking less interest rate risk (duration) than the GE Fixed Income Fund, the GE Short-Term Government Fund also assumes less credit risk. At September 30, 1995, the Fund's portfolio was 88% invested in Aaa rated securities U.S. Government positions, including Treasuries and mortgage-backed securities, totaled 80.4%.

GE MONEY MARKET FUND

For the year ended September 30, 1995, the 90 day Treasury bill returned 6.0%. As interest rates began falling in early 1995, we gradually extended the Fund's average maturity from a low of 16 days in December to 55 days at September 30, 1995. The composition of the portfolio has been rather stable. U.SGovernment securities account for about 40% of the Fund with the remainder invested in commercial paper or certificates of deposit issued by high quality corporations and banks. We continue to limit our investments to issuers with the highest credit quality in order to maintain the Fund's stability and liquidity.

We have constructed the Fixed Income Funds' portfolios in a manner which we believe will perform well in an environment of stable to declining interest rates.

GE FIXED INCOME FUND

                Quality Ratings
            at September 30, 1995
                                   Percent of
Moody's Ratings*                 Market Value
Aaa                                 80.8%
Aa                                   1.5%
A                                    4.4%
Baa                                  8.1%
Ba                                   4.9%
Not Rated                            0.3%
                                   100.0%


* Moody's Investors Service, Incis a nationally recognized statistical rating organization.


INVESTMENT PROFILE

A mutual fund designed for investors who seek high current income and preservation of capital by investing primarily in fixed income securities including government and corporate bonds.


            Wall Street Journal/Lipper*
              Performance Comparison
            Based on 10/1/94 - 9/30/95
                  total returns
      Peer group:          Intermediate Bond

      Number of Funds
      in peer group:                     144

      Peer group average
      total return:                   12.15%

*Lipper is an independent mutual fund rating service located in Summit, New Jersey.


Comparison of Change in Value of a $10,000 Investment

Class A Shares

[GRAPHIC]
LINE CHART

DATA FOR LINE CHART

        GE FIXED INCOME       GE FIXED INCOME         LB AGGR.
               1-Jan-94               w/ load
Dec-93        10,000.00             10,000.00        10,000.00
              10,161.20              9,729.35        10,135.00
               9,963.67              9,540.21         9,958.65
Mar-94         9,746.86              9,332.62         9,712.67
               9,687.89              9,276.15         9,634.97
               9,662.89              9,252.22         9,634.01
Jun-94         9,654.97              9,244.63         9,612.81
               9,793.52              9,377.29         9,804.11
               9,814.57              9,397.46         9,815.87
Sep-94         9,698.17              9,286.00         9,671.58
               9,679.55              9,268.17         9,662.87
               9,660.19              9,249.64         9,641.62
Dec-94         9,719.60              9,306.52         9,708.14
               9,885.23              9,465.10         9,900.36
              10,084.51              9,655.92        10,135.99
Mar-95        10,150.16              9,718.78        10,197.82
              10,289.83              9,852.51        10,340.59
              10,665.10             10,211.83        10,740.77
Jun-95        10,735.92             10,279.64        10,819.18
              10,689.97             10,235.64        10,795.38
              10,808.20             10,348.85        10,926.00
Sep-95        10,908.39             10,444.78        11,031.99



                             Average Annual
                              Total Return

                          ONE            SINCE
                         YEAR        INCEPTION

GE Fixed Income        12.48%            5.10%
GE Fixed Income w/load  7.70%            2.50%
LB Aggregate           14.06%            5.77%


Class B Shares
[GRAPHIC]
LINE CHART

DATA FOR LINE CHART

          GE FIXED INCOME       GE FIXED INCOME       LB AGGR.
                22-Dec-93              w/ load
12/22/93*       10,000.00            10,000.00           -
Dec-93          10,020.60            10,020.60        10,000.00
                10,165.50            10,165.50        10,135.00
                 9,963.20             9,963.20        9,958.65
Mar-94           9,742.02             9,742.02        9,712.67
                 9,679.09             9,679.09        9,634.97
                 9,658.47             9,658.47        9,634.01
Jun-94           9,638.19             9,638.19        9,612.81
                 9,781.03             9,781.03        9,804.11
                 9,789.34             9,789.34        9,815.87
Sep-94           9,669.13             9,669.13        9,671.58
                 9,646.50             9,646.50        9,662.87
                 9,623.25             9,623.25        9,641.62
Dec-94           9,678.39             9,678.39        9,708.14
                 9,848.06             9,848.06        9,900.36
                10,042.75            10,042.75        10,135.99
Mar-95          10,094.77            10,094.77        10,197.82
                10,238.73            10,238.73        10,340.59
                10,607.73            10,607.73        10,740.77
Jun-95          10,673.82            10,673.82        10,819.18
                10,622.47            10,622.47        10,795.38
                10,733.90            10,733.90        10,926.00
Sep-95          10,827.50            10,527.50        11,031.99



                             Average Annual
                              Total Return

                          ONE            SINCE
                         YEAR        INCEPTION

GE Fixed Income        11.98%            4.59%
GE Fixed Income w/load  8.98%            2.97%
LB Aggregate           14.06%            5.77%


Class C Shares
[GRAPHIC]
LINE CHART

DATA FOR LINE CHART

               FIXED INCOME          LB AGGR.
                 22-Dec-93
2/22/93*          10,000.00                -
                  10,050.00           10,000.00
Mar-93            10,081.05           10,042.00
                  10,160.39           10,112.29
                  10,122.39           10,125.44
Jun-93            10,293.97           10,308.71
                  10,310.75           10,367.47
                  10,466.64           10,548.90
Sep-93            10,524.00           10,577.38
                  10,561.89           10,616.52
                  10,472.11           10,526.28
Dec-93            10,521.85           10,583.12
                  10,680.95           10,725.99
                  10,475.34           10,539.36
Mar-94            10,249.59           10,279.04
                  10,189.74           10,196.81
                  10,174.45           10,195.79
Jun-94            10,159.39           10,173.36
                  10,316.36           10,375.81
                  10,331.73           10,388.26
Sep-94            10,211.26           10,235.55
                  10,202.89           10,226.34
                  10,175.54           10,203.84
Dec-94            10,240.36           10,274.25
                  10,426.33           10,477.68
                  10,638.40           10,727.04
Mar-95            10,700.74           10,792.48
                  10,859.43           10,943.57
                  11,257.54           11,367.09
Jun-95            11,334.65           11,450.07
                  11,287.39           11,424.88
                  11,412.90           11,563.12
Sep-95            11,519.50           11,675.28


                             Average Annual
                              Total Return

                          ONE            SINCE
                         YEAR        INCEPTION

GE Fixed Income        12.81%            5.59%
LB Aggregate           14.06%            6.16%



Class D Shares
[GRAPHIC]
LINE CHART

DATA FOR LINE CHART

              FIXED INCOME      LB AGGR.
                29-Nov-93
11/29/93*       10,000.00       -
                 9,994.20       10,000.00
Dec-93          10,043.77       10,054.00
                10,197.84       10,189.73
                10,003.47       10,012.43
Mar-94           9,790.00       9,765.12
                 9,734.78       9,687.00
                 9,713.75       9,686.03
Jun-94           9,709.77       9,664.72
                 9,853.28       9,857.05
                 9,878.61       9,868.88
Sep-94           9,765.50       9,723.81
                 9,750.95       9,715.05
                 9,735.44       9,693.68
Dec-94           9,799.50       9,760.57
                 9,979.52       9,953.83
                10,184.40       10,190.73
Mar-95          10,246.42       10,252.89
                10,400.42       10,396.43
                10,783.89       10,798.77
Jun-95          10,859.91       10,877.60
                10,817.02       10,853.67
                10,939.68       10,985.00
Sep-95          11,044.37       11,091.56



*INCEPTION DATE

                             Average Annual
                              Total Return

                          ONE            SINCE
                         YEAR        INCEPTION

GE Fixed Income        13.10%            5.55%
LB Aggregate           14.06%            5.82%


See page 37 for Notes to Performance.
Past performance is no guarantee
of future results.

SCHEDULE OF INVESTMENTS -- SEPTEMBER 30, 1995

GE FIXED INCOME FUND

[Graphic]
Pie Chart Data as follows:

GE FIXED INCOME
U.S. Treasuries           45.0%
Corporate Notes           18.8%
Mortgage Backed           30.6%
Asset Backed               2.0%
Cash & Other               3.6%
                         100.0%



                                  Principal
                                      Amount         Value
Bonds and Notes - 97.5%
    U.STreasuries - 45.0%
    U.STreasury Bonds
    6.25%    08/15/23              $250,000        $237,968
    6.875%  08/15/25                 85,000          89,316
    7.50%    11/15/24                85,000          94,602
    7.625%  02/15/25              1,109,000       1,255,765
    8.125%  08/15/19                250,000         293,280
    11.625%11/15/04                 950,000       1,300,607
    12.00%  05/15/05 - 08/15/13     375,000         544,083

                                                  3,815,621

    U.S. Treasury Notes
    5.625%  01/31/98              2,179,000        2,166,409
    5.75%    09/30/97 - 10/31/97  1,110,000        1,108,305
    6.00%    08/31/97               700,000          701,750
    6.125%  05/31/97 - 05/15/98   1,150,000        1,154,945
    6.375%  08/15/02                 80,000           81,187
    6.50%    04/30/99 - 08/15/05   ,555,000        1,590,699
    6.75%    04/30/00             1,035,000        1,064,270
    7.75%    11/30/99             1,850,000        1,966,198
    7.875%  11/15/04                 73,000           81,178
    8.00%    05/15/01             1,300,000        1,418,417

                                                  11,333,358


    Total U.S. Treasuries
    (Cost $14,898,233)                            15,148,979
    Asset Backed - 2.0%
    Advanta Mortgage Loan Trust Corp.
    6.30%    07/25/25        68,021                   65,703
    Conti Mortgage Home Equity
    7.63%    05/16/09        87,144                   87,825
    Discover Card Master Trust
    6.70%    02/16/00        70,000                   70,634
    Fleetwood Credit Grantor Trust
    6.55%    05/16/11        78,255                   77,595
    Household Finance Corp.
    8.15%    03/19/96        67,336                   67,983(e)
    MBNA Master Credit Card Trust
    6.45%    02/15/08        90,000                   88,875
    6.60%    01/15/03        60,000                   60,600
    Premier Auto Trust
    5.95%    12/06/98        60,000                   59,812
    Standard Credit Card Master Trust
    6.75%    06/07/00        80,000                 81,000
    Total Asset Backed
    (Cost $661,377)                                 660,027
    Corporate Notes - 18.8%
    American Airlines
    9.71%    01/02/07        101,681                114,264
    American Home Products
    7.70%    02/15/00        125,000                130,644
    Bank of China
    8.25%    03/15/14        50,000                 47,292
    Banque Paribas
    8.35%    06/15/07        50,000                 54,115
    Bell Telephone Co.
    8.35%    12/15/30        125,000                149,143
    Capital One Bank Medium Term Note
    6.43%    06/29/98        400,000                398,496
    6.48%    08/15/97        105,000                104,986
    Central Maine Power Co.
    7.40%    06/02/98        125,000                126,094
    Delta Air Lines Inc.
    7.79%    12/01/98        125,000                128,710
    Dresdner Bank A G
    7.25%    09/15/15        40,000                 39,867
    Duty Free International Inc.
    7.00%    01/15/04        195,000                182,060
    General Motors Acceptance Corp.
    6.10%    09/11/97        250,000                249,000
    Grand Metropolitan Investment Corp.
    7.45%    04/15/35        60,000                  64,088
    Great Atlantic & Pacific Tea Inc.
    9.125%  01/15/98          75,000                 78,617
    Great Lakes Power Inc.
    8.90%    12/01/99        100,000                106,174

    Gulf States Utilities Co.
    8.25%    04/01/04        250,000                266,917
    HSBC Finance Nederland B.V.
    7.40%    04/15/03        150,000                152,584(b)
    Hydro Quebec
    8.25%    04/15/26        250,000                265,845
    11.75%  02/01/12         120,000                167,968
    Joy Technologies Inc.
    10.25%  09/01/03         200,000                223,250
    KFW International Finance Inc.
    8.20%    06/01/06        115,000                128,721
    Lehman Brothers Inc.
    7.125%  07/15/02         120,000                120,120







    Liberty Mutual Insurance Co.
    8.50%    05/15/25        $100,000              $102,882(b)
    Markel Corp.
    7.25%    11/01/03        50,000                 49,207
    Merrill Lynch & CoInc.
    6.64%    09/19/02        150,000                149,559
    National Westminster Bancorp
    9.375%  11/15/03         100,000                116,269
    News America Holdings Inc.
    10.125%10/15/12          195,000                228,121
    North Atlantic Energy Corp.
    9.05%    06/01/02        189,000                194,906
    Ontario Province Canada
    7.00%    08/04/05        100,000                101,313
    RJR Nabisco Inc.
    8.00%    07/15/01        300,000                300,048
    Saskatchewan Province Canada
    7.375%  07/15/13         100,000                101,027
    Swiss Bank Corp.
    7.50%    07/15/25        100,000                100,940
    Taubman Realty Group L.P.
    8.00%    06/15/99        60,000                 61,688
    Tele-Communications Inc.
    7.13%    02/02/98        110,000                111,035
    8.75%    08/01/15         75,000                 78,260
    9.25%    04/15/02        100,000                110,383
    Time Warner Entertainment CoL.P.
    10.15%  05/01/12          75,000                 89,654
    Time Warner Inc.
    7.75%    06/15/05        175,000                175,969
    Toledo Edison Co.
    7.38%    03/31/00        250,000                239,430
    United Air Lines Inc.
    9.75%    08/15/21        160,000                180,486
    United CoFinancial Corp.
    7.00%    07/15/98        300,000                301,467
    Viacom Inc.
    7.75%    06/01/05        125,000                127,415
    Woolworth Corp.
    7.00%    06/01/00        125,000                124,635
    Total Corporate Notes
    (Cost $6,241,126)                             6,343,649



    Mortgage-Backed - 30.6%
    Federal Home Loan Mortgage Corp.
    6.50%    06/01/08 - 08/01/25
                           1,002,601                 980,293
    7.00%    08/01/25
                           1,223,092               1,207,032
    7.50%    06/01/23 - 08/01/25
                           1,500,340               1,510,647
    8.00%    03/01/07 - 08/01/08
                              38,997                  40,082
    8.75%    04/01/08         73,401                  76,288
    9.00%    12/01/16        712,142                 747,856
    9.50%    04/01/21         64,060                  68,479

                                                   4,630,677

    Federal National Mortgage Assoc.
    6.00%    07/01/09         98,001                  95,061
    7.00%    07/01/17         49,566                  49,879
    7.50%    02/01/14         36,368                  37,019
    8.50%    04/01/17        145,988                 152,185
    9.00%    08/01/07         46,238                  48,333

                                                     382,477

    Government National Mortgage Assoc.
    5.50%    TBA             100,000                  99,000(c)
    6.00%    TBA             500,000                 500,594(c)
    6.50%    07/20/25 - 08/20/25
                               1,860                   1,885(h)
    7.00%    06/15/08 - 09/15/08
                             119,156                 120,049
    8.00%    05/15/17        185,725                 192,836
    9.00%    12/15/09 - 11/15/19
                             806,035                 855,648
    9.50%    12/15/09 - 08/15/17
                             685,189                 741,488

                                                   2,511,500

    Collateralized Mortgage Obligations
    American Southwest Financial Securities Corp.
    0.70%    01/18/09        385,026                  12,152(g)
    1.0781%01/18/09          529,349                  29,114(g)
    7.30%    10/17/01         49,678                  50,563



    Collateralized Mortgage Obligation Trust
    8.00%    01/01/17        637,220                647,160
    Community Program Loan Trust
    4.50%    10/01/18        300,000                253,313
    FDIC REMIC Trust
    7.85%    09/25/25        140,000                143,281
    Federal Home Loan Mortgage Corp.
    7.00%    06/15/21        600,000                590,280
    8.00%    04/15/20        70,000                  72,072
    Federal National Mortgage Assoc.
    2.21%    07/25/10        400,000                 54,250(g)
    2.335%  07/25/10         104,000                 11,992(g)
    2.525%  07/25/10         254,275                 24,951(g)
    7.00%    04/01/23        263,425                 79,851(g)
    7.10%    02/01/24        249,876                165,855(f)
    Federal National Mortgage AssocREMIC
    6.965%  07/25/10         80,000                  79,750
    Mid-State Trust
    8.33%    04/01/30        255,551                269,606
    Sawgrass Finance REMIC Trust
    6.45%    01/20/06        100,000                 98,856
    Vornado Finance Corp.
    6.36%    12/01/00        210,000                206,325(b)

                                                  2,789,371

    Total Mortgage-Backed
    (Cost $10,179,427)                           10,314,025




    Foreign Denominated Notes - 1.1%
    Canada Government
    9.00%    12/01/04        CAD 127,000         $102,088
    New Zealand Government
    6.50%    02/15/00        NZD 436,000          271,567
    Total Foreign Denominated Notes
    (Cost $368,927)                               373,655
    Total Investments in Securities
    (Cost $32,349,090)                          32,840,335
Short Term Investments - 5.0%
    U.SGovernment Agencies - 0.6%
    Federal National Mortgage Assoc.
    6.30%    10/02/95           200,000         199,965(d)

Repurchase Agreement - 4.4%
State Street Bank and Trust Co.
 6.25%          10/02/95
        (Cost $1,490,000)     1,490,000          1,490,000
        (dated 9/29/95, proceeds
        $1,490,776, collateralized by
        $1,524,504 United States Treasury
        Note, 4.375%, 8/15/96)

    Total Short Term Investments
    (Cost $1,689,965)                           1,689,965

    Other Assets and Liabilities,
    net (2.5%)                                 (853,588)

NET ASSETS - 100%              $ 33,676,712



See Notes to Schedule of Investments and Financial Statements

GE SHORT-TERM GOVERNMENT FUND

[Graphic]

Line Chart Data as follows:

2 YEAR TREASURY YIELD CURVE
 10/1/95 - 9/30/95
OCT-94        6.66
NOV-94        6.82
DEC-94        7.40
JAN-95        7.70
FEB-95        6.76
MAR-95        6.74
APR-95        6.59
MAY-95        5.85
JUN-95        5.80
JUL-95        5.87
AUG-95        5.85
SEP-95        5.86



HIGH          7.73
AVERAGE       6.56
LOW           5.52


INVESTMENT PROFILE
A mutual fund designed for investors who seek high current income and preservation of capital by investing primarily in short-term government securities.

               Wall Street Journal/Lipper*
                 Performance Comparison
               Based on 10/1/94 - 9/30/95
                     total returns
      Peer group:          Short-Term Gov't.

      Number of Funds
      in category:                       150

      Peer group average
      total return:                    8.16%

*Lipper is an independent mutual fund rating service located in Summit, New Jersey.

See page 37 for Notes to Performance.
Past performance is no guarantee
of future results.
GE SHORT-TERM GOVERNMENT FUND


Comparison of Change in Value of a $10,000 Investment

Class A Shares

[GRAPHIC]
LINE CHART

DATA FOR LINE CHART

       SHORT TERM GOVOT     SHORT TERM GOVOT         LB 1-3 YR.
               2-Mar-94              w/ load
3/2/94*      10,000.00             10,000.00          10,000.00
Mar-94        9,942.30              9,693.74           9,949.00
              9,864.55              9,617.94           9,911.19
              9,901.54              9,654.00           9,925.07
Jun-94        9,939.96              9,691.46           9,949.88
             10,014.71              9,764.34          10,039.43
             10,048.16              9,796.95          10,072.56
Sep-94       10,039.62              9,788.63          10,049.39
             10,058.09              9,806.64          10,072.51
             10,023.69              9,773.10          10,030.20
Dec-94       10,046.85              9,795.68          10,049.26
             10,162.18              9,908.13          10,185.93
             10,277.42             10,020.49          10,324.46
Mar-95       10,323.98             10,065.88          10,382.28
             10,422.68             10,162.11          10,474.68
             10,568.91             10,304.69          10,653.80
Jun-95       10,642.26             10,376.20          10,711.33
             10,678.23             10,411.27          10,754.17
             10,742.94             10,474.36          10,818.70
Sep-95       10,790.10             10,520.35          10,871.71

* INCEPTION DATE


                             Average Annual
                              Total Return

                          ONE            SINCE
                         YEAR        INCEPTION
GE Short Term Gov't     7.48%            4.93%
GE Short Term Gov't
 w/load                 4.79%            3.25%
LB 1-3 YR               8.19%            5.40%


Class B Shares

[GRAPHIC]
LINE CHART

DATA FOR LINE CHART

        SHORT TERM GOVOT       SHORT TERM GOVOT         LB 1-3 YR.
                  3/2/94                w/ load
3/2/94*        10,000.00              10,000.00         10,000.00
Mar-94          9,939.30               9,939.30          9,949.00
                9,867.04               9,867.04          9,911.19
                9,892.79               9,892.79          9,925.07
Jun-94          9,936.92               9,936.92          9,949.88
               10,000.31              10,000.31         10,039.43
               10,030.91              10,030.91         10,072.56
Sep-94         10,019.58              10,019.58         10,049.39
               10,026.39              10,026.39         10,072.51
                9,989.09               9,989.09         10,030.20
Dec-94         10,017.76              10,017.76         10,049.26
               10,129.76              10,129.76         10,185.93
               10,233.19              10,233.19         10,324.46
Mar-95         10,285.38              10,285.38         10,382.28
               10,372.18              10,372.18         10,474.68
               10,523.62              10,523.62         10,653.80
Jun-95         10,593.60              10,593.60         10,711.33
               10,626.23              10,626.23         10,754.17
               10,678.51              10,678.51         10,818.70
Sep-95         10,722.29              10,422.29         10,871.71


* INCEPTION DATE

                             Average Annual
                              Total Return

                          ONE            SINCE
                         YEAR        INCEPTION

GE Short Term Gov't     7.01%            4.51%
GE Short Term Gov't
  w/load                4.01%            2.66%
LB 1-3 YR               8.19%            5.40%


Class C Shares

[GRAPHIC]
LINE CHART

DATA FOR LINE CHART

           SHORT TERM GOVOT         LB 1-3 YR.
                    3/2/94
3/2/94*          10,000.00           10,000.00
Mar-94            9,942.80            9,949.00
                  9,875.39            9,911.19
                  9,906.20            9,925.07
Jun-94            9,955.14            9,949.88
                 10,023.63           10,039.43
                 10,059.31           10,072.56
Sep-94           10,052.77           10,049.39
                 10,073.28           10,072.51
                 10,040.84           10,030.20
Dec-94           10,074.78           10,049.26
                 10,192.35           10,185.93
                 10,301.01           10,324.46
Mar-95           10,359.10           10,382.28
                 10,451.30           10,474.68
                 10,609.11           10,653.80
Jun-95           10,684.97           10,711.33
                 10,723.43           10,754.17
                 10,781.66           10,818.70
Sep-95           10,831.26           10,871.71


* INCEPTION DATE


                             Average Annual
                              Total Return

                          ONE            SINCE
                         YEAR        INCEPTION
GE Short Term Gov't     7.74%            5.18%
LB 1-3 YR               8.19%            5.40%


Class D Shares

[GRAPHIC]
LINE CHART

DATA FOR LINE CHART


            SHORT TERM GOVOT             LB 1-3 YR.
                      3/2/94
3/2/94*            10,000.00             10,000.00
Mar-94              9,946.30              9,949.00
                    9,880.85              9,911.19
                    9,913.76              9,925.07
Jun-94              9,964.81              9,949.88
                   10,035.46             10,039.43
                   10,073.30             10,072.56
Sep-94             10,068.86             10,049.39
                   10,082.96             10,072.51
                   10,061.08             10,030.20
Dec-94             10,088.45             10,049.26
                   10,208.40             10,185.93
                   10,328.04             10,324.46
Mar-95             10,379.78             10,382.28
                   10,474.14             10,474.68
                   10,634.60             10,653.80
Jun-95             10,712.87             10,711.33
                   10,753.69             10,754.17
                   10,814.34             10,818.70
Sep-95             10,866.25             10,871.71


* INCEPTION DATE


                             Average Annual
                              Total Return

                          ONE            SINCE
                         YEAR        INCEPTION
GE Short Term Gov't     7.92%            5.40%
LB 1-3 YR               8.19%            5.40%

SCHEDULE OF INVESTMENTS -- SEPTEMBER 30, 1995

GE SHORT-TERM GOVERNMENT FUND

[GRAPHIC]
Pie Chart

Data for the Pie Chart to follow:

GE SHORT TERM GOVERNMENT
U.S. Government            77.6%
Corporate Notes            10.5%
Asset Backed                8.6%
Cash & Other                3.3%
                          100.0%



                                  Principal
                                      Amount         Value
Bonds and Notes - 99.5%
U.SGovernments - 77.6%
    Federal Home Loan Mortgage Corp.
    6.00%    12/01/08              $186,570        $182,708
    8.00%    03/01/02 - 08/01/03  1,106,074       1,135,236

                                                  1,317,944

    Federal Home Loan Mortgage CorpREMIC
    543.498%        09/15/05            341           3,676(g)
    1002.00%        07/15/06            705          13,717(g)

                                                     17,393

    Federal National Mortgage Assoc.
    5.61%    10/04/95              200,000          199,907
    7.744%  07/01/22                45,888           46,619
    8.00%    06/01/02 - 07/01/02   657,683          673,710
    8.884%  10/21/01               156,495          161,777

                                                  1,082,013

    Federal National Mortgage AssocREMIC
    6.02%    11/25/06            112,749             99,197(d,f)
    7.95%    11/25/19            132,831            134,452

                                                    233,649

    Government National Mortgage Assoc.
    5.50%    TBA                  40,000             39,600(c)
    6.00%    TBA                 340,000            340,425(c)

                                                    380,025


    U.S. Treasury Notes
    5.625%  06/30/97            100,000              99,641
    5.875%  07/31/97          3,370,000           3,371,045
    6.625%  03/31/97          1,900,000           1,921,964

                                                 5,392,650

    Total U.S. Governments
    (Cost $8,421,820)                            8,423,674
Asset Backed - 8.6%
    CIT RV Grantor Trust
    4.90%    07/15/09           238,540           232,278
    Discover Card Master Trust
    6.70%    02/16/00           100,000           100,906
    First Chicago
    6.045%  01/15/99             50,000            50,000(e)
    Fleetwood Credit Grantor Trust
    6.55%    05/16/11            78,255            77,594
    Household Finance Corp.
    8.15%    03/19/96            21,043            21,245(e)
    Premier Auto Trust
    6.45%    05/02/98           110,000           110,515
    7.15%    02/04/99           200,000           203,374
    Structured Asset Securities Corp.
    6.87%    08/25/26            32,320            32,530
    TLFC Equipment Lease Trust
    6.40%    10/30/25           100,000           100,094
    Total Asset Backed
    (Cost $926,922)                               928,536

Corporate Notes - 10.5%
    A T & T Capital Corp.
    7.59%    01/31/97           100,000           101,852
    Advanta Corp.
    5.125%  11/15/96            100,000            98,625
    Central Maine Power Co.
    7.40%    06/02/98           100,000           100,875
    First USA Bank
    6.88%    09/12/96           200,000           200,400
    General Motors Acceptance Corp.
    7.85%    11/17/97           100,000            102,926
    Great Atlantic & Pacific Tea Inc.
    9.125%  01/15/98            168,000            176,101
    Great Northern Nekoosa Corp.
    9.125%  02/01/98            100,000            105,460
    Lehman Brothers Holdings Inc.
    6.875%  06/08/98            150,000            150,688
    United CoFinancial Corp.
    7.00%    07/15/98           100,000            100,489
    Total Corporate Notes
     (Cost $1,132,273)                           1,137,416


Mortgage-Backed - 2.8%
    FDIC REMIC Trust
    7.85%    09/25/25
    (Cost $305,177)            300,000             307,031

    Total Investments in Securities
    (Cost $10,786,192)                          10,796,657

Short Term Investments - 4.6%
    Repurchase Agreement - 4.6%
State Street Bank and Trust Co.
6.25%          10/02/95
        (Cost $500,000)        500,000            500,000

        (dated 9/29/95, proceeds $500,260,
        collateralized by $511,478 United States
        Treasury Note, 4.375%, 8/15/96)
    Other Assets and Liabilities,
    net (4.1%)                                  (443,497)

NET ASSETS - 100%                             10,853,160


See Notes to Schedule of Investments and Financial Statements

GE MONEY MARKET FUND

INVESTMENT PROFILE
A mutual fund designed for investors who seek current income and liquidity while preserving their capital by investing in short-term, high grade money market securities.



Average Annual
Total Return

                      ONE         SINCE
                     YEAR     INCEPTION
GE Money Market     5.52%         4.02%
90 Day T-Bill       5.96%         4.57%

                       Lipper*
               Performance Comparison
             Based on 10/1/94 - 9/30/95
                   total returns

      Peer group:               Money Market

      Number of Funds
      in peer group:                     251

      Peer group average
      total return:                    4.24%

*Lipper is an independent mutual fund rating service located in Summit, New Jersey.

See page 37 for Notes to Performance.
Past performance is no guarantee
of future results.


GE MONEY MARKET FUND


Comparison of Change in Value of a $10,000 Investment


[Graphic]

Line Chart

Data for the Line chart to follow:



            MONEY MARKET      90 DAY T-BILL
               12/22/93
2/22/93*      10,000.00              -
              10,005.00       10,000.00
Mar-93        10,029.01       10,031.00
              10,050.07       10,054.07
              10,070.17       10,076.19
Jun-93        10,094.34       10,105.41
              10,116.55       10,133.71
              10,140.83       10,163.09
Sep-93        10,164.15       10,190.53
              10,188.55       10,217.03
              10,211.98       10,244.62
Dec-93        10,236.49       10,276.37
              10,260.03       10,308.23
              10,282.61       10,326.79
Mar-94        10,307.28       10,359.83
              10,332.02       10,388.84
              10,361.98       10,424.16
Jun-94        10,393.07       10,466.90
              10,427.37       10,510.86
              10,462.82       10,552.90
Sep-94        10,500.49       10,595.12
              10,540.39       10,640.68
              10,581.50       10,680.05
Dec-94        10,628.05       10,737.72
              10,678.01       10,795.70
              10,723.92       10,846.44
Mar-95        10,778.61       10,901.76
              10,826.04       10,957.36
              10,878.00       11,014.34
Jun-95        10,928.04       11,069.41
              10,979.40       11,123.65
              11,029.91       11,179.27
Sep-95        11,078.44       11,226.22


*INCEPTION DATE



An investment in the GE Money Market Fund is neither insured nor guaranteed by the U.SGovernment, and no assurance can be given that the GE Money Market Fund will be able to maintain a stable net asset value of $1.00 per share.

                    Fund Yield
                                Fund      Donoghue
    7 day current               5.3%        5.3%
    7 day effective             5.5%        5.4%

CURRENT YIELD represents income earned on an investment in the Money Market Fund for a seven day period and then annualized.

EFFECTIVE YIELD is calculated similarly but is slightly higher because it reflects the compounding effect of earnings on reinvested dividends.

SCHEDULE OF INVESTMENTS -- SEPTEMBER 30, 1995

GE MONEY MARKET FUND

[Graphic]

Pie Chart

Data for the Line chart to follow:

GE MONEY MARKET
U.S. Government                        40.9%
Commercial Paper                       39.7%
Certificate of Deposit & Other         19.4%
                                      100.0%


                                   Principal     Amortized
                                      Amount          Cost
Short Term Investments - 107.5%
U.S. Governments - 40.9%
    Federal Home Loan Bank
    5.40%    03/15/96              $810,000      $789,831
    5.53%    12/27/95             2,600,000     2,565,253
    5.81%    11/06/95               940,000       934,539
    5.91%    01/11/96             2,600,000     2,560,220

                                                6,849,843

    Federal Home Loan Mortgage Corp.
    5.58%    10/02/95        2,330,000        2,329,639
    5.65%    10/06/95        1,640,000        1,638,713
    5.83%    10/02/95        730,000            729,882
                                              4,698,234
    Federal National Mortgage Assoc.
    5.50%    02/20/96        1,690,000        1,653,336
    5.55%    02/28/96        2,200,000        2,149,125
    5.57%    12/12/95        2,000,000        1,977,720
    5.61%    11/07/95        2,000,000        1,988,468
    5.80%    11/27/95        2,250,000        2,229,337
    5.83%    10/12/95 - 10/26/95
                             3,110,000        3,100,878
    5.92%    10/10/95          170,000          169,748
    5.95%    10/24/95        3,000,000        2,988,596
    6.30%    10/02/95        1,540,000        1,539,731
                                              17,796,939
    Total U.S. Governments
    (Cost $29,345,016)                        29,345,016

Commercial Paper - 39.7%
Abbey National PLC
5.61%          10/25/95      2,600,000         2,590,276
Associates CorpNorth America
5.71%          10/27/95      2,250,000         2,240,721

Chemical Bank and Trust Company
5.62%          10/18/95      2,600,000         2,593,100
Commonwealth Bank Australia
5.65%          12/04/95      2,800,000         2,772,315
First Union Corp.
5.56%          12/14/95      2,750,000         2,718,570
Kredietbank
5.70%          01/05/96      2,800,000         2,757,883
Merrill Lynch & CoInc.
5.71%          10/02/95      2,730,000         2,729,567
Nationsbank Corp.
5.70%          11/17/95      2,600,000         2,580,652
Norwest Corp.
5.71%          10/19/95      2,750,000         2,742,149
Republic National Bank
5.56%          12/19/95      2,750,000         2,716,447
Union Bank Switzerland
6.50%          10/02/95      2,000,000         1,999,639

    Total Commercial Paper
    (Cost $28,441,319)                        28,441,319

Certificates of Deposit(d) - 26.7%
Algemene Bank Nederland N.V.
5.73%          10/17/95      2,600,000         2,600,000
Bayerische Vereinsbank AG
5.75%          10/04/95      2,700,000         2,700,000
Credit Suisse
5.63%          12/18/95      2,750,000         2,750,000
Royal Bank of Canada
5.69%          01/02/96      2,750,000         2,750,000
Societe Generale
5.74%          12/06/95      2,700,000         2,700,000
Swiss Bank Corp.
5.65%          12/22/95      2,800,000         2,800,000
West Deutsche Landesbank
5.67%          01/04/96      2,800,000         2,800,000

    Total Certificates of Deposit
    (Cost $19,100,000)                        19,100,000

Time Deposits - 0.2%
    State Street Cayman Islands
    6.50%    10/02/95
    (Cost $170,000)            170,000           170,000

    Total Short Term Investments
    (Cost $77,056,335)                        77,056,335

    Other Assets and Liabilities,
    net (7.5%)                                (5,392,347)

NET ASSETS - 100%                            $ 71,663,988

See Notes to Schedule of Investments and Financial Statements

NOTES TO PERFORMANCE (UNAUDITED)

Total returns assume changes in share price and reinvestment of dividends and capital gainsInvestment returns and principal value on an investment will fluctuate and you may have a loss or gain when you sell your shares. Classes A and B assume the reduction of the maximum applicable sales charges as described in Note 1 of the Notes to Financial Statements.

Shares of the GE Short-Term Government Fund are neither insured nor guaranteed by the U.S. Government and their prices will fluctuate with market conditions.

A portion of the GE Tax-Exempt Fund's income may be subject to state, federal and/or alternative minimum tax. Capital gains, if any, are subject to capital gains tax.

GEIM has agreed to waive or limit certain fees and expenses as described in detail in the Funds' prospectus. In the absence of these waivers or expense limits, the returns would have been reduced for all classes of each Fund by the following amounts for all the periods depicted ended September 30, 1995:
0% to 1.5% for GE International Equity Fund, 0% to 1.5% for GE Global Equity Fund, 0% to 2.5% for GE U.S. Equity Fund, 0% to 2.2% for GE Strategic Investment Fund, 0% to 2.1% for GE Tax-Exempt Fund, 0% to 2.2% for GE Fixed Income Fund, 0% to 2.3% for GE Short-Term Government Fund and 0% to .6% for
GE Money Market Fund. The 7-day current yield and 7-day effective yield for the GE Money Market Fund would have been 4.9% and 5.0%, respectively.
The Standard & Poor's Composite Index of 500 Stocks (S&P 500), MSCI World Index, MSCI Europe Australia Far East Index (MSCI EAFE), Lehman Brothers Aggregate Bond Index, Lehman Brothers Municipal Bond Index, Lehman Brothers 1-3 Year Government Bond Index (LB 1-3) and the 90 Day U.S. Treasury Index are unmanaged indices and do not reflect the actual cost of investing in the instruments that comprise each index. The S&P 500 Index is a composite of the prices of 500 widely held U.S. stocks recognized by investors to be representative of the stock market in general. The MSCI World Index is a composite of 1,577 stocks of companies in 22 countries representing the European, Pacific Basin and American regions. The MSCI World Index is widely used by global investors. The MSCI EAFE is a composite of 1,110 stocks of 20 companies located in Europe, Australia, New Zealand and the Far East. The Lehman Brothers Aggregate Bond Index is a composite index of short, medium, and long-term bond performance and is widely recognized as a barometer of the bond market in general. The Lehman Brothers Municipal Bond Index is a composite of investment-grade (Baa or greater), fixed-rate municipal bonds with maturities greater than two years and is considered to be representative of the municipal bond market. The LB 1-3 year Government Bond Index is a composite of government and U.S. Treasury obligations with maturities of 1-3 years. The 90 Day U.S. Treasury Index is the average return on three month U.S. Treasury Bills. The results shown for the foregoing indices assume reinve stment of net dividends.


Broad market index returns are calculated from the nearest month end to the Funds' inception date. The majority of the broad market returns are not available from the Funds' commencement of investment operations through September 30, 1995.

The specific holdings cited throughout the report are for illustrative purposes and may not represent current or future investments of the Funds.

NOTES TO SCHEDULES OF INVESTMENTS

(a) Non-income producing security.

(b) Pursuant to Rule 144A of Securities Act of 1933, these securities may be resold in transactions exempt from registration, normally to qualified institutional buyers. At September 30, 1995, these securities amounted to $311,117, $450,869, $1,473,863, $239,767 and $461,791 or 0.8%, 1.2%, 0.9%,
    0.5% and 1.4% of net assets for the GE International Equity, GE Global Equity, GE U.S. Equity, GE Strategic Investment and GE Fixed Income Funds, respectively.

(c) Settlement is on a delayed delivery or when issued basis with final maturity to be announced (TBA) in the future.

(d) Coupon amount represents effective yield.

(e) Floating rate coupon. The stated rate represents the rate at September 30, 1995.

(f) Principal only securities represent the right to receive the monthly principal payments on an underlying pool of mortgages. No payments of interest on the pool are passed through to the principal only holder.

(g) Interest only securities represent the right to receive the monthly interest payments on an underlying pool of mortgages. Payments of principal on the pool reduce the notional value of the interest only holding.

(h) Adjustable rate mortgage couponThe stated rate represents the rate at September 30, 1995.

(i)Includes the notional value of call options written.


ABBREVIATIONS:
      CURRENCY TERMS
   CAD -- Canadian Dollar
   ITL - Italian Lira
   NZD - New Zealand Dollar

ADR - American Depository Receipt
AMBAC - AMBACIndemnity Corporation
MBIA - Municipal Bond Insurance Association
REMIC - Real Estate Mortgage Investment Conduit

TAX INFORMATION (UNAUDITED)
Of the dividends paid from net investment income by the GE Tax-Exempt Fund for the fiscal year ended September 30, 1995, 89.49% represented exempt interest dividends for Federal income tax purposes.


Financial Highlights
Selected data based on a share outstanding
throughout the period(s) indicated
                                                  Class A                  Class B
GE International Equity Fund                9/30/95      9/30/94     9/30/95
9/30/94
Inception date                                   -        3/2/94          -
3/2/94
Net asset value, beginning of period         $15.18       $15.00      $15.13
$15.00
Income (loss) from investment operations:
Net investment income                          0.09         0.06        0.01
0
Net realized and unrealized
gains (losses) on investments                  0.64         0.12        0.64
0.13
Total income (loss) from investment
  operations                                   0.73         0.18        0.65
0.13
Less distributions from:
Net investment income                          0.04            0        0.01
0
Net realized gains                                0            0           0
0
Total distributions                            0.04            0        0.01
0
Net asset value, end of period               $15.87       $15.18      $15.77
$15.13

TOTAL RETURN (a)                               4.87%        1.20%       4.33%
0.87%

RATIOS/SUPPLEMENTAL DATA:

Net assets, end of period (in thousands)     $3,948          $25         $57
$34
Ratio of net investment income
 to average net assets*                        1.28%        1.01%       0.10%
0.47%
Ratio of expenses to average net assets*       1.60%        1.60%       2.10%
2.10%
Ratio of expenses to average net assets
before voluntary expense limitation*           1.95%        1.93%       3.50%
2.43%
Portfolio turnover rate                          27%           6%         27%
6%




                                                  Class C                  Class D
GE International Equity Fund                9/30/95      9/30/94     9/30/95
9/30/94
Inception date                                   -        3/2/94          -
3/2/94
Net asset value, beginning of period         $15.19       $15.00      $15.22
$15.00
Income (loss) from investment operations:
Net investment income                          0.12            0        0.12
0.1
Net realized and unrealized
gains (losses) on investments                  0.65         0.19         0.7
0.12
Total income (loss) from investment operations 0.77         0.19        0.82
0.22
Less distributions from:
Net investment income                          0.08            0         0.1
0
Net realized gains                                0            0           0
0
Total distributions                            0.08            0         0.1
0
Net asset value, end of period               $15.88       $15.19      $15.94
$15.22

TOTAL RETURN (a)                              5.16%        1.27%       5.45%
1.47%

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (in thousands)     $1,262         $481    $32,907
$26,460
Ratio of net investment income
 to average net assets*                       0.83%        0.66%      0.97%
1.52%
Ratio of expenses to average net assets*      1.35%        1.35%      1.07%
1.10%
Ratio of expenses to average net assets
before voluntary expense limitation*          2.75%        1.68%      1.18%
1.43%
Portfolio turnover rate                         27%           6%        27%
6%





Financial Highlights
Selected data based on a share outstanding throughout the period(s) indicated



                                                  Class A
Class
B
GE Global Equity Fund                     9/30/95        9/30/94(b)        9/30/95
9/30/94
Inception date                                 -        12/22/93                -
12/22/93
Net asset value, beginning of period      $19.34          $18.61            $19.32
$18.48
Income (loss) from investment operations:
Net investment income                        0.1            0.03                 0
(0.01)
Net realized and unrealized
 gains (losses) on investments               1.22           0.91              1.23
1.06
Total income (loss) from
 investment operations                       1.32           0.94              1.23
1.05
Less distributions from:
Net investment income                        0.09           0.01              0.02
0.01
Net realized gains                           0.39            0.2              0.39
0.2
Total distributions                          0.48           0.21              0.41
0.21
Net asset value, end of period             $20.18         $19.34            $20.14
$19.32

TOTAL RETURN (a)                             7.16%          3.09%             6.62%
5.70%

RATIOS/SUPPLEMENTAL DATA:

Net assets, end of period (in thousands)   $2,811           $694              $356
$128
Ratio of net investment income
 to average net assets*                      0.47%          0.44%            (0.11%)
(0.08%)
Ratio of expenses to average net assets*     1.60%          1.60%             2.10%
2.10%
Ratio of expenses to average net assets
before voluntary expense limitation*         2.17%          2.02%             3.50%
2.52%
Portfolio turnover rate                        46%            26%               46%
26%




Financial Highlights
Selected data based on a share outstanding
throughout the period(s) indicated
                                                             Class C
GE Global Equity Fund                      9/30/95           9/30/94
9/30/93(c)
Inception date                                  -                 -
1/5/93
Net asset value, beginning of period       $19.40             $17.16
$15.00
Income (loss) from investment operations:
Net investment income                        0.09               0.07
0.08
Net realized and unrealized
gains (losses) on investments                1.30               2.37
2.08
Total income (loss) from investment
  operations                                 1.39               2.44
2.16
Less distributions from:
Net investment income                        0.09               0.00
0.00
Net realized gains                           0.39               0.20
0.00
Total distributions                          0.48               0.20
0.00
Net asset value, end of period             $20.31             $19.40
$17.16

TOTAL RETURN (a)                             7.47%             14.28%
14.10%

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (in thousands)   $23,683           $20,432
$11,999
Ratio of net investment income
to average net assets*                       0.59%             0.52%
1.00%
Ratio of expenses to average net assets*     1.35%             1.31%
1.10%
Ratio of expenses to average net assets
before voluntary expense limitation*         1.42%             1.77%
2.19%
Portfolio turnover rate                        46%               26%
28%



Financial Highlights

Selected data based on a share outstanding throughout the period(s) indicated

                                                    Class D
GE Global Equity Fund                       9/30/95         9/30/94
Inception date                                   -         11/29/93
Net asset value, beginning of period         $19.45          $17.49
Income (loss) from investment operations:
Net investment income                          0.13            0.11
Net realized and unrealized
gains (losses) on investments                  1.31            2.06
Total income (loss) from investment
  operations                                   1.44            2.17

Less distributions from:
Net investment income                          0.13            0.01
Net realized gains                             0.39            0.20
Total distributions                            0.52            0.21
Net asset value, end of period               $20.37          $19.45

TOTAL RETURN (a)                              7.76%          12.43%

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (in thousands)     $9,785         $10,504
Ratio of net investment income
to average net assets*                        0.84%           0.82%
Ratio of expenses to average net assets*      1.10%           1.10%
Ratio of expenses to average net assets
before voluntary expense limitation*          1.75%           1.52%
Portfolio turnover rate                         46%             26%



Financial Highlights
Selected data based on a share outstanding throughout the period(s) indicated


                                                Class A                      Class B
GE U.S. Equity Fund                      9/30/95       9/30/94(b)     9/30/95
9/30/94
Inception date                                -       12/22/93             -
12/22/93
Net asset value, beginning of period     $16.12         $16.48         $16.03
$16.41
Income (loss) from investment operations:
Net investment income                     (2.54)          3.23           0.27
0.24
Net realized and unrealized
 gains (losses) on investments             6.79          (3.22)          3.78
(0.25)
Total income (loss) from investment
  operations                               4.25           0.01           4.05
(0.01)
Less distributions from:
Net investment income                      0.00           0.20           0.28
0.20
Net realized gains                         0.09           0.17           0.09
0.17
Total distributions                        0.09           0.37           0.37
0.37
Net asset value, end of period           $20.28         $16.12         $19.71
$16.03

TOTAL RETURN (a)                         26.52%          (0.86%)        25.92%
(0.09%)

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period
  (in thousands)                       $15,148          $1,214         $1,563
$91
Ratio of net investment income
 to average net assets*                   1.85%           1.87%          1.29%
1.28%
Ratio of expenses to average net assets*  1.00%           1.00%          1.50%
1.50%
Ratio of expenses to average net assets
 before voluntary expense limitation*     1.25%           1.46%          3.50%
1.96%
Portfolio turnover rate                     43%             51%            43%
51%



                                                              Class C
GE U.S. Equity Fund                            9/30/95        9/30/94
9/30/93(c)
Inception date                                      -              -          1/5/93
Net asset value, beginning of period            $16.13         $16.35         $15.00
Income (loss) from investment operations:
Net investment income                             0.17           1.00           0.12
Net realized and unrealized
 gains (losses) on investments                    4.06          (0.85)          1.23
Total income (loss) from investment operations    4.23           0.15           1.35
Less distributions from:
Net investment income                             0.29           0.20           0.00
Net realized gains                                0.09           0.17           0.00
Total distributions                               0.38           0.37           0.00
Net asset value, end of period                  $19.98         $16.13         $16.35

TOTAL RETURN (a)                                 26.86%          0.88%         10.32%

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (in thousands)       $26,007        $16,382        $74,415
Ratio of net investment income
  to average net assets*                          2.12%          2.11%          1.86%
Ratio of expenses to average net assets*          0.75%          0.62%          0.50%
Ratio of expenses to average net assets
 before voluntary expense limitation*             1.19%          1.21%          1.34%
Portfolio turnover rate                             43%            51%            15%



                                                            Class D
GE U.S. Equity Fund                                9/30/95          9/30/94
Inception date                                          -          11/29/93
Net asset value, beginning of period                $16.16           $16.37
Income (loss) from investment operations:
Net investment income                                 0.38             0.32
Net realized and unrealized
 gains (losses) on investments                        3.88            (0.16)
Total income (loss) from investment operations        4.26             0.16
Less distributions from:
Net investment income                                 0.35             0.20
Net realized gains                                    0.09             0.17
Total distributions                                   0.44             0.37
Net asset value, end of period                      $19.98           $16.16

TOTAL RETURN (a)                                     27.14%            0.96%

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (in thousands)          $128,247         $114,885
Ratio of net investment income
 to average net assets*                               2.36%            2.27%
Ratio of expenses to average net assets*              0.50%            0.50%
Ratio of expenses to average net assets
before voluntary expense limitation*                  0.71%           0.96%
Portfolio turnover rate                                 43%             51%



                                                  Class A
Class
B
GE Strategic Investment Fund               9/30/95       9/30/94(b)        9/30/95
9/30/94
Inception date                                  -       12/22/93                -
12/22/93
Net asset value, beginning of period        $15.71        $16.21            $15.62
$16.14
Income (loss) from investment operations:
Net investment income                         0.40          0.48              0.43
0.27
Net realized and unrealized
 gains (losses) on investments                2.69         (0.65)             2.55
(0.46)
Total income (loss) from
  investment operations                       3.09         (0.17)             2.98
(0.19)
Less distributions from:
Net investment income                         0.37          0.27              0.34
0.27
Net realized gains                            0.00          0.06              0.00
0.06
Total distributions                           0.37          0.33              0.34
0.33
Net asset value, end of period               18.43         15.71             18.26
15.62

TOTAL RETURN (a)                             20.12%        (1.32%)           19.53%
(1.25%)

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (in thousands)     $8,778       $1,104              $882
$150
Ratio of net investment income
 to average net assets*                        2.95%        2.59%             2.46%
1.92%
Ratio of expenses to average net assets*       1.15%        1.15%             1.65%
1.65%
Ratio of expenses to average net assets
 before voluntary expense limitation*          1.19%        1.58%             3.50%
2.08%
Portfolio turnover rate                          98%          68%               98%
68%


                                                                  Class C
GE Strategic Investment Fund                     9/30/95          9/30/94
9/30/93(c)
Inception date                                        -                -
1/5/93
Net asset value, beginning of period              $15.72           $16.08
$15.00
Income (loss) from investment operations:
Net investment income                               0.48             0.44
0.23
Net realized and unrealized
 gains (losses) on investments                      2.64            (0.48)
0.85
Total income (loss) from investment operations      3.12            (0.04)
1.08
Less distributions from:
Net investment income                               0.38             0.26
0.00
Net realized gains                                  0.00             0.06
0.00
Total distributions                                 0.38             0.32
0.00
Net asset value, end of period                     18.46            15.72
16.08

TOTAL RETURN (a)                                   20.35%           (0.27%)
8.06%

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (in thousands)         $17,821          $13,018
$12,780
Ratio of net investment income
 to average net assets*                             3.21%            2.62%
2.68%
Ratio of expenses to average net assets*            0.90%            0.85%
0.65%
Ratio of expenses to average net assets
 before voluntary expense limitation*               1.03%            1.33%
1.65%
Portfolio turnover rate                               98%              68%
20%




                                                                   Class D
GE Strategic Investment Fund                              9/30/95           9/30/94
Inception date                                                 -           11/29/93
Net asset value, beginning of period                       $15.74            $16.02
Income (loss) from investment operations:
Net investment income                                        0.55              0.45
Net realized and unrealized
 gains (losses) on investments                                2.62            (0.40)
Total income (loss) from investment operations               3.17             0.05
Less distributions from:
Net investment income                                        0.42             0.27
Net realized gains                                           0.00             0.06
Total distributions                                          0.42             0.33
Net asset value, end of period                              18.49            15.74
TOTAL RETURN (a)                                            20.70%            0.25%
RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (in thousands)                  $18,665          $17,159
Ratio of net investment income
 to average net assets*                                      3.46%            2.93%
Ratio of expenses to average net assets*                     0.65%            0.65%
Ratio of expenses to average net assets
 before voluntary expense limitation*                        0.97%            1.08%
Portfolio turnover rate                                        98%              68%




Financial Highlights
Selected data based on a share outstanding throughout the period(s) indicated


                                                       Class A
Class B
GE Tax-Exempt Fund                              9/30/95       9/30/94(b)
9/30/95
9/30/94
Inception date                                       -       12/22/93
-
12/22/93
Net asset value, beginning of period             $11.32        $12.31
$11.32
$12.30
Income (loss) from investment operations:
Net investment income                              0.53          0.39
0.47
0.34
Net realized and unrealized
  gains (losses) on investments                    0.46         (1.00)
0.47
(0.98)
Total income (loss) from investment operations     0.99         (0.61)
0.94
(0.64)
Less distributions from:
Net investment income                              0.54          0.38
0.48
0.34
Net realized gains                                 0.00          0.00
0.00
0.00
Total distributions                                0.54          0.38
0.48
0.34
Net asset value, end of period                   $11.77        $11.32
$11.78
$11.32

TOTAL RETURN (a)                                   8.96%        (5.40%)
8.51%       (5.28%)

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (in thousands)           $389           $53
$689
$61
Ratio of net investment income
 to average net assets*                            4.54%         4.34%
3.81%        3.68%
Ratio of expenses to average net assets*           1.10%         1.10%
1.60%        1.60%
Ratio of expenses to average net assets
before voluntary expense limitation*               3.00%         1.58%
3.50%        2.08%
Portfolio turnover rate       86%       23%       86%       23%



                                                               Class C
GE Tax-Exempt Fund                                9/30/95       9/30/94
9/30/93(c)
Inception date                                         -             -         1/5/93
Net asset value, beginning of period               $11.32        $12.36        $12.00
Income (loss) from investment operations:
Net investment income                                0.57          0.54          0.33
Net realized and unrealized
 gains (losses) on investments                       0.45         (1.06)         0.36
Total income (loss) from investment operations       1.02         (0.52)         0.69
Less distributions from:
Net investment income                                0.57          0.52          0.33
Net realized gains                                   0.00          0.00          0.00
Total distributions                                  0.57          0.52          0.33
Net asset value, end of period                     $11.77        $11.32        $12.36

TOTAL RETURN (a)                                     9.23%        (4.30%)
5.48%

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (in thousands)           $6,816        $6,917       $10,136
Ratio of net investment income
 to average net assets*                              4.94%         4.41%
3.56%
Ratio of expenses to average net assets*             0.85%         0.79%
0.60%
Ratio of expenses to average net assets
before voluntary expense limitation*                 1.18%         1.33%
1.53%
Portfolio turnover rate                                86%           23%
29%



                                                                   Class D
GE Tax-Exempt Fund                                          9/30/95       9/30/94
Inception date                                                   -       11/29/93
Net asset value, beginning of period                         $11.32        $12.11
Income (loss) from investment operations:
Net investment income                                          0.60          0.47
Net realized and unrealized
 gains (losses) on investments                                 0.46         (0.80)
Total income (loss) from investment operations                 1.06         (0.33)
Less distributions from:
Net investment income                                          0.60          0.46
Net realized gains                                             0.00          0.00
Total distributions                                            0.60          0.46
Net asset value, end of period                               $11.78        $11.32

TOTAL RETURN (a)                                               9.59%        (2.80%)

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (in thousands)                     $3,905        $4,995
Ratio of net investment income
 to average net assets*                                        5.20%         4.65%
Ratio of expenses to average net assets*                       0.60%         0.60%
Ratio of expenses to average net assets
 before voluntary expense limitation*                          1.47%         1.08%
Portfolio turnover rate                                          86%           23%



Financial Highlights
Selected data based on a share outstanding throughout the period(s) indicated

                                                Class A                        Class
B
GE Fixed Income Fund                     9/30/95       9/30/94(b)       9/30/95
9/30/94
Inception date                                -       12/22/93               -
12/22/93
Net asset value, beginning of period      $11.27        $12.19           $11.26
$12.15
Income (loss) from investment operations:
Net investment income                       0.73          0.47             0.65
0.42
Net realized and unrealized
 gains (losses) on investments              0.63         (0.84)            0.66
(0.81)
Total income (loss) from investment
 operations                                 1.36         (0.37)            1.31
(0.39)
Less distributions from:
Net investment income                       0.72          0.47             0.66
0.42
Net realized gains                          0.00          0.08             0.00
0.08
Total distributions                         0.72          0.55             0.66
0.50
Net asset value, end of period            $11.91        $11.27           $11.91
$11.26

TOTAL RETURN (a)                           12.48%        (3.02%)          11.98%
(3.31%)

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (in thousands)  $5,400        $26,023             $234
$65
Ratio of net investment income
 to average net assets*                    6.22%          5.37%            5.57%
4.83%
Ratio of expenses to average net assets*   1.08%          1.10%            1.60%
1.58%
Ratio of expenses to average net assets
before voluntary expense limitation*       1.18%          1.51%            3.50%
2.01%
Portfolio turnover rate                     315%           298%             315%
298%



                                                     Class C
GE Fixed Income Fund                   9/30/95       9/30/94       9/30/93(c)
Inception date                              -             -         1/5/93
Net asset value, beginning of period    $11.27        $12.31        $12.00
Income (loss) from investment operations:
Net investment income                     0.73          0.61          0.36
Net realized and unrealized
 gains (losses) on investments            0.67         (0.96)         0.31
Total income (loss) from investment
  operations                              1.40         (0.35)         0.67
Less distributions from:
Net investment income                     0.75          0.61          0.36
Net realized gains                        0.00          0.08          0.00
Total distributions                       0.75          0.69          0.36
Net asset value, end of period          $11.92        $11.27        $12.31

TOTAL RETURN (a)                         12.81%        (2.97%)        5.24%

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period
  (in thousands)                       $21,401       $13,600        $11,485

Ratio of net investment income
to average net assets*                    6.37%         5.22%          3.87%
Ratio of expenses to average net assets*  0.85%         0.79%          0.60%
Ratio of expenses to average net assets
 before voluntary expense limitation*     0.95%         1.26%         1.63%
Portfolio turnover rate                    315%          298%           68%

                                                   Class D
GE Fixed Income Fund                        9/30/95       9/30/94
Inception date                                   -       11/29/93
Net asset value, beginning of period       $11.27        $12.17
Income (loss) from investment operations:
Net investment income                        0.77         0.55
Net realized and unrealized
 gains (losses) on investments               0.65        (0.83)
Total income (loss) from investment
  operations                                 1.42        (0.28)
Less distributions from:
Net investment income                        0.77         0.54
Net realized gains                           0.00         0.08
Total distributions                          0.77         0.62
Net asset value, end of period             $11.92       $11.27

TOTAL RETURN (a)                            13.10%       (2.34%)

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (in thousands)    $6,642        $2,732
Ratio of net investment income
 to average net assets*                      6.57%         5.40%
Ratio of expenses to average net assets*     0.59%         0.58%
Ratio of expenses to average net assets
 before voluntary expense limitation*        2.50%         1.01%
Portfolio turnover rate                       315%          298%

See Notes to Financial Highlights and Financial Statements

Financial Highlights
Selected data based on a share outstanding throughout the period(s) indicated

                                              Class A                     Class B
GE Short-Term Government Fund          9/30/95       9/30/94       9/30/95
9/30/94
Inception date                              -         3/2/94            -
3/2/94
Net asset value, beginning of period   $11.72         $12.00        $11.72
$12.00
Income (loss) from investment operations:
Net investment income                    0.64           0.35          0.59
0.33
Net realized and unrealized
 gains (losses) on investments           0.21          (0.30)         0.21
(0.31)
Total income from investment
  operations                             0.85           0.05          0.80
0.02
Less distributions from:
Net investment income                    0.66           0.33          0.62
0.30
Net realized gains                       0.00           0.00          0.00
0.00
Total distributions                      0.66           0.33          0.62
0.30
Net asset value, end of period         $11.91         $11.72        $11.90
$11.72

TOTAL RETURN (a)                         7.48%          0.40%         7.01%
0.20%

RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period
 (in thousands)                          $285            $35           $83
$25
Ratio of net investment income
  to average net assets*                 5.27%          4.75%         5.07%
4.38%
Ratio of expenses to average net assets* 0.95%          0.95%         1.30%
1.30%
Ratio of expenses to average net assets
before voluntary expense limitation*     3.00%          1.71%         3.35%
2.06%
Portfolio turnover rate                   415%           146%          415%
146%



                                              Class C                     Class D
GE Short-Term Government Fund         9/30/95        9/30/94        9/30/95
9/30/94
Inception date                             -          3/2/94             -
3/2/94
Net asset value, beginning of period   $11.72         $12.00         $11.72
$12.00
Income (loss) from investment operations:
Net investment income                    0.66           0.36           0.69
0.39
Net realized and unrealized
gains (losses) on investments            0.22          (0.30)          0.21
(0.31)
Total income from investment operations  0.88           0.06           0.90
0.08
Less distributions from:
Net investment income                    0.69           0.34           0.72
0.36
Net realized gains                       0.00           0.00           0.00
0.00
Total distributions                      0.69           0.34           0.72
0.36
Net asset value, end of period         $11.91         $11.72         $11.90
$11.72
TOTAL RETURN (a)                         7.74%          0.53%          7.92%
0.69%
RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period
   (in thousands)                      $2,437           $287         $8,048
$7,822
Ratio of net investment income
to average net assets*                   5.62%          5.18%          5.89%
5.32%
Ratio of expenses to average net assets* 0.70%          0.70%          0.45%
0.45%
Ratio of expenses to average net assets
before voluntary expense limitation*     1.84%          1.46%          0.98%
1.21%
Portfolio turnover rate                   415%           146%           415%
146%



GE Money Market Fund                         9/30/95             9/30/94
9/30/93(c)
Inception date                                    -                   -
1/5/93
Net asset value, beginning of period          $1.00                $1.00
$1.00
Income (loss) from investment operations:
Net investment income                          0.05                 0.03
0.02
Net realized and unrealized
  gains (losses) on investments                0.00                 0.00
0.00
Total income from investment operations        0.05                 0.03
0.02
Less distributions from:
Net investment income                          0.05                 0.03
0.02
Net realized gains                             0.00                 0.00
0.00
Total distributions                            0.05                 0.03
0.02
Net asset value, end of period                $1.00                $1.00
$1.00

TOTAL RETURN (a)                               5.52%                3.31%
1.64%
RATIOS/SUPPLEMENTAL DATA:
Net assets, end of period (in thousands)     $71,664             $53,607
$17,197
Ratio of net investment income
 to average net assets*                         5.32%               3.41%
2.27%
Ratio of expenses to average net assets*        0.45%               0.45%
0.45%
Ratio of expenses to average net assets
 before voluntary expense limitation*           0.70%               1.04%
1.48%


Notes to Financial Highlights

(a) Total returns are historical and assume changes in share price, reinvestment of dividends and capital gains, and assume no sales charge. Had the advisor not absorbed a portion of expenses, total return would have been lower. Periods less than one year are not annualized.

(b) Per share information is for the period since inception through September 30, 1994, and the total return information is for the period January 1, 1994, commencement of investment operations, through September 30, 1994.

(c) Per share information is for the period since inception through September 30, 1993, and the total return information is for the period February 22, 1993, commencement of investment operations, through September 30, 1993, except for GE Tax-Exempt Fund, which is from February 26, 1993 through September 30, 1993.

*   Annualized for periods less than one year.

Statements Of Assets
And Liabilities September 30, 1995


                                                      GE             GE
GE
                                           INTERNATIONAL         GLOBAL
U.S.
                                                  EQUITY         EQUITY
EQUITY
                                                    FUND           FUND
FUND
ASSETS
Investments in securities, at market (cost
 $33,631,107, $30,630,345, $130,871,941,
 $36,360,542, $9,560,487, $32,349,090,
 $10,786,192, and $0, respectively)          $35,720,081    $34,675,677
$159,185,554
Short term investments (at amortized cost)     2,099,948      2,049,533
11,384,182
Cash                                               1,490         30,983
46,817
Foreign currency (cost $15,833, $161,811,
 $66, $231,311, $0, $183, $0, and $0,
 respectively)                                    15,686        159,465
66
Receivable for investments sold                  115,281              0
519,428
Income receivables                               110,018         93,852
382,490
Receivable for fund shares sold                  144,975         42,063
393,416
Deferred organizational costs                     66,643         46,199
71,641

Total assets                                  38,274,122     37,097,772
171,983,594
LIABILITIES
Options written, at market (premiums
 received $0, $0, $11,280, $73,981,
 $0, $0, $0, and $0, respectively)                     0              0
15,600
Distributions payable to shareholders                  0              0
0
Payable for investments purchased                      0        311,831
599,248
Payable for fund shares repurchased                    0         68,790
254,052
Payable to GEIM                                  100,468         82,541
140,208
Variation margin payable                               0              0
9,000
Total liabilities                                100,468        463,162
1,018,108

NET ASSETS                                   $38,173,654    $36,634,610
$170,965,486

NET ASSETS CONSIST OF:
Capital paid in                              $36,253,802    $31,995,667
$139,138,916
Undistributed net investment income              218,407         78,059
2,397,013
Accumulated net realized gain (loss)            (390,458)       517,609
1,121,011
Net unrealized appreciation/(depreciation) on:
Investments                                    2,088,974      4,045,332
28,313,613
Futures                                                0              0
(1,050)
Written options                                        0              0
(4,320)
Foreign currency transactions                      2,929         (2,057)
303

NET ASSETS                                    38,173,654     36,634,610
170,965,486


Class A:
Net assets                                    $3,948,490     $2,811,266
$15,148,097
Shares outstanding ($.001 par value)            $248,736       $139,305
$746,994
Net asset value per class A share                    $16           $20
$20
Maximum offering price per class A share             $17           $21
$21

Class B:
Net assets                                       $56,868      $355,714
$1,563,056
Shares outstanding ($.001 par value)               3,605        17,660
79,311
Net asset value per class B share*                $15.77        $20.14
$19.71

Class C:
Net assets                                    $1,261,761   $23,682,877
$26,007,230
Shares outstanding ($.001 par value)              79,457     1,166,038
1,301,573
Net asset value per class C share                 $15.88        $20.31
$19.98

Class D:
Net assets                                   $32,906,535    $9,784,753
$128,247,103
Shares outstanding ($.001 par value)           2,064,695       480,365
6,417,653
Net asset value per class D share                 $15.94        $20.37
$19.98

* Redemption price per share is equal to net asset value per share less any applicable contingent deferred sales charge.

** GE Money Market Fund is a no load fund offering only one class of shares to all investors.

Statements Of Assets
And Liabilities September 30, 1995


                                                      GE             GE
GE
                                               STRATEGIC           TAX-
FIXED
                                              INVESTMENT         EXEMPT
INCOME
                                                    FUND           FUND
FUND

ASSETS
Investments in securities, at market (cost
 $33,631,107, $30,630,345, $130,871,941,
 $36,360,542, $9,560,487, $32,349,090,
 $10,786,192, and $0, respectively)        $41,805,683         $9,870,413
$32,840,335
Short term investments (at amortized cost)   5,828,496          1,719,439
1,689,965
Cash                                            52,322             15,740
42,550
Foreign currency (cost $15,833, $161,811,
 $66, $231,311, $0, $183, $0,
 and $0, respectively)                         231,277                  0
183
Receivable for investments sold                247,178                  0
195,999
Income receivables                             263,449            185,422
537,253
Receivable for fund shares sold                188,324             20,558
262,722
Deferred organizational costs                   46,199             37,719
54,680
Total assets                                48,662,928         11,849,291
35,623,687

LIABILITIES
Options written, at market (premiums
 received $0, $0, $11,280, $73,981,
 $0, $0, $0, and $0, respectively)            112,125                   0
0
Distributions payable to shareholders               0               3,716
16,822
Payable for investments purchased            2,270,582                  0
1,823,083
Payable for fund shares repurchased             63,964              2,868
36,566
Payable to GEIM                                 70,041             43,553
70,504
Variation margin payable                             0                  0
0
Total liabilities                            2,516,712             50,137
1,946,975

NET ASSETS                                 $46,146,216        $11,799,154
$33,676,712


NET ASSETS CONSIST OF:
Capital paid in                            $39,656,859        $12,124,125
$35,891,842
Undistributed net investment income            955,672             32,478
47,858
Accumulated net realized gain (loss)          130,995            (667,375)
(2,756,509)
Net unrealized appreciation/(depreciation) on:
Investments                                    5,445,141          309,926
491,245
Futures                                                0                0
0
Written options                                  (38,144)               0
0
Foreign currency transactions                     (4,307)               0
2,276
NET ASSETS                                   $46,146,216      $11,799,154
$33,676,712
Class A:
Net assets                                    $8,777,681         $388,799
$5,400,280
Shares outstanding ($.001 par value)             476,280           33,026
453,496
Net asset value per class A share                    $18              $12
$12
Maximum offering price per class A share             $19              $12
$12
Class B:
Net assets                                      $881,989         $688,958
$233,664
Shares outstanding ($.001 par value)              48,294           58,507
19,622
Net asset value per class B share*                   $18              $12
$12
Class C:
Net assets                                   $17,821,257       $6,816,453
$21,400,773
Shares outstanding ($.001 par value)             965,483          578,911
1,795,713
Net asset value per class C share                    $18              $12
$12
Class D:
Net assets                                   $18,665,289       $3,904,944
$6,641,995
Shares outstanding ($.001 par value)           1,009,556          331,608
557,325
Net asset value per class D share                    $18              $12
$12



                                                            GE                GE
                                                    SHORT-TERM             MONEY
                                                    GOVERNMENT            MARKET
                                                          FUND              FUND**

ASSETS
Investments in securities, at market (cost
 $33,631,107, $30,630,345, $130,871,941,
 $36,360,542, $9,560,487, $32,349,090,
 $10,786,192, and $0, respectively)                $10,796,657                $0
Short term investments (at amortized cost)             500,000        77,056,335
Cash                                                    10,191             4,964
Foreign currency (cost $15,833, $161,811,
 $66, $231,311, $0, $183, $0, and $0, respectively)          0                 0
Receivable for investments sold                              0                 0
Income receivables                                     142,815            89,491
Receivable for fund shares sold                         12,035           394,508
Deferred organizational costs                           66,643            37,719
Total assets                                        11,528,341        77,583,017

LIABILITIES
Options written, at market (premiums
 received $0, $0, $11,280, $73,981,
 $0, $0, $0, and $0, respectively)                          0                 0
Distributions payable to shareholders                     527            10,626
Payable for investments purchased                     592,134         5,530,198
Payable for fund shares repurchased                    14,331           314,626
Payable to GEIM                                        68,189            63,579
Variation margin payable                                    0                 0
Total liabilities                                     675,181         5,919,029

NET ASSETS                                        $10,853,160       $71,663,988

NET ASSETS CONSIST OF:
Capital paid in                                   $10,786,370       $71,634,826
Undistributed net investment income                    15,666            32,532
Accumulated net realized gain (loss)                   40,659            (3,370)
Net unrealized appreciation/(depreciation) on:
Investments                                            10,465                 0
Futures                                                     0                 0
Written options                                             0                 0
Foreign currency transactions                               0                 0

NET ASSETS                                        $10,853,160       $71,663,988


Class A:
Net assets                                           $285,229               $0
Shares outstanding ($.001 par value)                   23,954                0
Net asset value per class A share                         $12               $0
Maximum offering price per class A share                  $12               $0

Class B:
Net assets                                            $83,183               $0
Shares outstanding ($.001 par value)                    6,991                0
Net asset value per class B share*                        $12               $0

Class C:
Net assets                                         $2,437,321      $71,663,988
Shares outstanding ($.001 par value)                  204,577       71,667,430
Net asset value per class C share                         $12               $1

Class D:
Net assets                                        $8,047,427                $0
Shares outstanding ($.001 par value)                 676,084                 0
Net asset value per class D share                        $12                $0

* Redemption price per share is equal to net asset value per share less any applicable contingent deferred sales charge.

** GE Money Market Fund is a no load fund offering only one class of shares to all investors.

Statements Of Operations
For the year ended September 30, 1995


                                         GE                    GE
GE
                              INTERNATIONAL                GLOBAL
U.S.
                                     EQUITY                EQUITY
EQUITY
                                       FUND                  FUND
FUND
INVESTMENT INCOME
Income:
Dividends                          $604,977              $594,633
$3,408,14
Interest                             84,992               109,663
645,542
Less: Foreign taxes withheld        (65,096)              (55,429)
(28,071)
Total income                        624,873               648,867
4,025,611
Expenses:
Advisory and administration fees    237,427               249,803
563,259

Distribution fees

Class A                              10,119                 8,071
36,024
Class B                                 540                 2,653
4,306
Class C                               2,116                55,247
49,115

Blue Sky

Class A                               8,907                 8,708
10,129
Class B                               7,849                 7,976
7,917
Class C                              11,288                25,767
19,042
Class D                              26,727                14,212
58,537

Transfer agent

Class A                               1,082                 2,490
1,932
Class B                                 966                 2,780
2,585
Class C                               2,451                53,649
40,996
Class D                               7,052                   562
7,536

TrusteesO fees                        3,277                 3,871
16,084
Custody and accounting                7,341                 8,671
36,028
Professional fees                    39,328                46,451
193,011
Registration                          2,910                 3,437
14,281
Amortization of deferred organization
 expense                             18,346                19,403
30,016
Other                                11,189                13,172
51,359
Total expenses before waiver        398,915               526,923
1,142,157

Less: Expenses waived or borne by
  the advisor                       (66,501)              (94,488)
(348,302)
Net expenses                        332,414               432,435
793,855
Net investment income               292,459               216,432
3,231,756

NET REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS

Realized gain (loss) on:
Investments                       (288,759)               514,484
630,339
Futures                                  0                      0
1,033,381
Written options                          0                      0
1,100
Foreign currency transactions      (49,158)               (98,992)
4,209
Increase (decrease) in unrealized
  appreciation/depreciation on:
Investments                      1,715,497              1,775,941
29,026,716
Futures                                  0                      0
9,791
Written options                          0                      0
(4,548)
Foreign currency transactions          922                 (4,287)
(778)
Net realized and unrealized gain
  (loss) on investments          1,378,502              2,187,146
30,700,210
Net increase (decrease) in net assets
 resulting from operations      $1,670,961             $2,403,578
$33,931,966


See Notes to Financial Statements.

Statements Of Operations
For the year ended September 30, 1995


                         GE               GE               GE
                  STRATEGIC             TAX-            FIXED
                 INVESTMENT          EXEMPT            INCOME
                       FUND            FUND              FUND
INVESTMENT INCOME
Income:
Dividends          $483,508              $0               $0
Interest          1,028,253         632,890        1,755,196
Less: Foreign
 taxes withheld     (13,925)              0               0
Total income      1,497,836         632,890       1,755,196
Expenses:
Advisory and
 administration
 fees               127,625          38,285          85,281
Distribution fees
Class A              22,649             657          25,003
Class B               3,759           1,287           1,294
Class C              37,791          15,860          42,616
Blue Sky
Class A              10,107           7,926          11,908
Class B               7,963           7,892           7,895
Class C              20,580          18,954          24,146
Class D              18,618          13,722           8,759
Transfer agent
Class A               1,566             613             731
Class B               2,032             387             850
Class C              30,708          11,899          25,074
Class D               2,587             323             472
TrusteesO fees        4,059           1,310           2,631
Custody and
 accounting           9,095           2,934           5,892
Professional fees    48,723          15,718          31,567
Registration          3,605           1,163           2,336
Amortization of deferred organization
expense              19,403          15,865           22,941
Other                13,516           4,643           9,171
Total expenses
 before waiver      384,386         159,438         308,567
Less: Expenses waived or borne by
the advisor         (83,026)        (76,006)        (95,425)
Net expenses        301,360          83,432         213,142
Net investment
 income           1,196,476         549,458       1,542,054


NET REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS

Realized gain (loss) on:
Investments         257,640        (518,751)       (930,937)
Futures              73,975               0          22,126
Written options     (38,503)              0             742
Foreign currency
 transactions          3,415              0           (3,438)
Increase (decrease) in unrealized
appreciation/depreciation on:
Investments        5,619,577        926,079         1,960,231
Futures                    0              0               562
Written options      (35,258)             0             2,886
Foreign currency
 transactions         (4,667)             0               690
Net realized and
 unrealized gain
 (loss) on
 investments       5,876,179        407,328         1,052,862
Net increase (decrease)
 in net assets
 resulting from
 operations       $7,072,655       $956,786        $2,594,916





Statements Of Operations
For the year ended September 30, 1995
                                  GE               GE
                          SHORT-TERM            MONEY
                          GOVERNMENT           MARKET
                                FUND             FUND
INVESTMENT INCOME
Income:
Dividends                         $0               $0
Interest                     600,649        3,756,623
Less: Foreign taxes
 withheld                          0                0
Total income                 600,649        3,756,623
Expenses:
Advisory and
 administration fees          28,438          161,393

Distribution fees
Class A                          453               0
Class B                          337               0
Class C                        3,737               0

Blue Sky
Class A                        7,878               0
Class B                        7,867               0
Class C                       12,551          46,948
Class D                       19,521               0

Transfer agent
Class A                          492              0
Class B                          464              0
Class C                        1,592         82,743
Class D                          302              0
TrusteesO fees                 1,083          7,684
Custody and accounting         2,425         17,212
Professional fees             12,992         92,210
Registration                     961          6,823
Amortization of deferred organization
 expense                      18,346         15,865
Other                          4,141         24,660
Total expenses
 before waiver               123,580        455,538
Less: Expenses waived or borne by
the advisor                  (76,414)      (165,031)
Net expenses                  47,166        290,507
Net investment income        553,483     3,466,116


NET REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS
Realized gain (loss) on:
Investments                   93,023             0
Futures                            0             0
Written options                 (547)            0
Foreign currency transactions      0             0
Increase (decrease) in unrealized
 appreciation/depreciation on:
Investments                   87,066             0
Futures                            0             0
Written options                    0             0
Foreign currency transactions      0             0
Net realized and unrealized gain
 (loss) on investments       179,542             0
Net increase (decrease) in net assets
 resulting from operations  $733,025    $3,466,116


See Notes to Financial Statements.

Statement Of Changes
In Net Assets


                                         GE                                    GE
                                    INTERNATIONAL                            GLOBAL
                                       EQUITY                                EQUITY
                                        FUND                                  FUND
                            Year Ended        Period Ended          Year Ended
Year Ended
                          September 30,      September 30,        September 30,
September 30,
                                  1995              1994*                 1995
1994
INCREASE IN NET ASSETS
Operations:
Net investment income         $292,459           $230,409             $216,432
$141,473
Net realized gain (loss)
  on investments,
 futures, written options,
 and foreign currency
 transactions                 (337,917)          (216,886)             415,492
679,898
Net increase (decrease)
 in unrealized
 appreciation/
 depreciation                1,716,419           375,484           1,771,654
1,409,525
Net increase (decrease)
 from operations             1,670,961           389,007           2,403,578
2,230,896
Distributions to
 shareholders from:
Net investment income
Class A                            (85)                0              (4,762)
0
Class B                            (45)                0                (213)
(31)
Class C                         (4,356)                0            (101,076)
(2,565)
Class D                       (171,765)                0             (77,394)
(2,823)
Net realized gains
Class A                              0                 0             (19,779)
(8)
Class B                              0                 0              (4,264)
(756)
Class C                              0                 0            (446,448)
(111,868)
Class D                              0                 0            (229,385)
(69,949)
Total distributions           (176,251)                0            (883,321)
(188,000)
Increase (decrease) in net
 assets from
 operations and
 distributions               1,494,710           389,007           1,520,257
2,042,896


Share transactions:
Proceeds from sale of shares
Class A                      4,108,324            25,100           2,331,228
752,279
Class B                         65,940           33,992           260,340
125,650
Class C                      1,027,313          511,129           6,650,382
14,612,569
Class D                     17,424,643        26,075,100         3,165,696
9,849,901)**
Value of distributions reinvested
Class A                            85           0           24,540           8
Class B                            45           0           4,476           786
Class C                         4,212           0           533,926           114,350
Class D                       171,765           0           306,780           72,772
Cost of shares redeemed
Class A                      (576,926)          (4)          (374,151)
(64,307)
Class B                       (46,018)          (4)          (58,967)          (379)
Class C                      (295,940)      (33,754)          (5,042,589)
(7,619,985)**
Class D                  (12,205,061)          (4)          (4,445,663)
(127,067)
Net increase
 (decrease) from
 share transactions          9,678,382       26,611,555           3,355,998
17,716,577
Total increase (decrease)
 in net assets             11,173,092         27,000,562         4,876,255
19,759,473
NET ASSETS
Beginning of period         27,000,562               0           31,758,355
11,998,882
End of period              $38,173,654        $27,000,562        $36,634,610
$31,758,355
Undistributed net investment
 income, end of period       $218,407            $173,667           $78,059
$154,184



                                                     GE
                                                    U.S.
                                                   EQUITY
                                                    FUND
                                   Year Ended                  Year Ended
                           September 30, 1995          September 30, 1994
INCREASE IN NET ASSETS
Operations:
Net investment income              $3,231,756               $2,351,641
Net realized gain (loss)
 on investments,
 futures, written options, and
 foreign currency transactions     1,669,029                  859,952
Net increase (decrease)
 in unrealized
 appreciation/depreciation        29,031,181              (3,277,388)
Net increase (decrease)
 from operations                  33,931,966                 (65,795)
Distributions to shareholders from:
Net investment income
Class A                                      0                    (9)
Class B                            (2,872)                      (236)
Class C                            (300,089)                 (129,607)
Class D                            (2,525,130)              (812,755)
Net realized gains
Class A                            (12,003)                      (7)
Class B                            (914)                      (203)
Class C                            (94,068)                (113,242)
Class D                            (647,519)              (698,648)
Total distributions                  (3,582,595)        (1,754,707)
Increase (decrease) in net assets from
operations and distributions        30,349,371          (1,820,502)
Share transactions:
Proceeds from sale of shares
Class A                            12,433,013          32,034,641
Class B                            1,432,986             116,902
Class C                            8,583,711         10,001,430
Class D                            66,777,376         140,715,949)**
Value of distributions reinvested
Class A                            12,000                   15
Class B                            3,784                   588
Class C                            386,529              38,560
Class D                            3,144,247          1,511,402
Cost of shares redeemed
Class A                            (680,682)        (29,177,900)
Class B                            (80,582)        (25,119)
Class C                            (3,885,378)        (68,193,656)**
Class D                            (80,082,954)        (27,244,780)




Net increase (decrease) from
 share transactions                  8,044,050         59,978,032
Total increase (decrease)
 in net assets                      38,393,421         58,157,530
NET ASSETS
Beginning of period                  132,572,065         74,414,535
End of period                      $170,965,486         $132,572,065
Undistributed net investment
 income, end of period                  $2,397,013         $2,004,484


*See Note 1 to Financial Statements for
FundsO inception date.

** Includes non-taxable transfers which occurred during the Funds transition to a multiple class distribution system.

*** GE Money Market is a no load Fund offering only one class of shares to all investors.

See Notes to Financial Statements.

Statement Of Changes
In Net Assets


                                         GE                                    GE
                                      STRATEGIC                               TAX-
                                     INVESTMENT                              EXEMPT
                                        FUND                                  FUND
                            Year Ended         Year Ended          Year Ended
Year Ended
                          September 30,      September 30,        September 30,
September 30,
                                  1995               1994                 1995
1994
INCREASE IN NET ASSETS
Operations:
Net investment income       $1,196,476          $637,203              $549,458
$524,980
Net realized gain (loss)
 on investments,
 futures, written options, and
 foreign currency
 transactions                 296,527          (156,153)              (518,751)
(91,734)
Net increase (decrease) in unrealized
appreciation/depreciation   5,579,652          (570,088)               926,079
(941,698)
Net increase (decrease)
 from operations            7,072,655           (89,038)               956,786
(508,452)

Distributions to shareholders from:
Net investment income
Class A                     (29,230)               (12)               (5,971)
(1,323)
Class B                      (5,064)           (1,304)               (4,896)
(1,493)
Class C                   (340,668)           (166,824)            (313,359)
(323,627)
Class D                   (460,723)           (97,584)             (225,257)
(198,537)

Net realized gains
Class A                         0                 (3)                0
0
Class B                         0                 (284)              0
0
Class C                         0                 (36,780)           0
0
Class D                         0                 (21,263)           0
0
Total distributions       (835,685)              (324,054)    (549,483)
(524,980)
Increase (decrease) in
 net assets from
 operations and
 distributions           6,236,970              (413,092)       407,303
(1,033,432)


Share transactions:
Proceeds from sale of shares
Class A                7,182,929                 1,228,698        332,712
55,963
Class B                786,579                     151,784        629,874
64,077
Class C                4,463,118                 7,959,910        1,118,157
3,489,161
Class D                7,201,248                 18,228,367)**       0
5,237,149)**

Value of distributions reinvested
Class A                   29,239                       14               3,506
1,322
Class B                    5,063                 1,695                 4,370
1,491
Class C                327,979                 198,570                 257,523
258,277
Class D                460,719                 120,436        225,255        198,548

Cost of shares redeemed
Class A                (535,113)                (99,749)       (2,873)       (504)
Class B                (131,483)                (204)       (10,148)       (4)
Class C                (2,565,433)          (7,625,660)**       (1,692,201)
(6,282,502)**
Class D                (8,746,818)          (1,099,610)       (1,500,060)
(100,005)
Net increase (decrease) from
share transactions       8,478,027           19,064,251        (633,885)
2,922,973
Total increase (decrease)
 in net assets         14,714,997            18,651,159        (226,582)
1,889,541
NET ASSETS
Beginning of period    31,431,219            12,780,060       12,025,736
10,136,195
End of period         $46,146,216           $31,431,219        $11,799,154
$12,025,736
Undistributed net investment
income, end of period    $955,672        $560,399        $32,478        $20,088



                                        GE                                     GE
                                       FIXED                              SHORT-TERM
                                       INCOME                             GOVERNMENT
                                        FUND                                  FUND
                            Year Ended         Year Ended          Year Ended
Period Ended
                          September 30,      September 30,        September 30,
September 30,
                                  1995              1994                 1995
1994*
INCREASE IN NET ASSETS
Operations:
Net investment income      $1,542,054         $1,744,360             $553,483
$216,594
Net realized gain (loss)
 on investments,
 futures, written
 options, and
 foreign currency
 transactions               (911,507)       (1,807,949)                92,476
(51,817)
Net increase (decrease)
 in unrealized
 appreciation/
 depreciation              1,964,369        (1,624,120)               87,066
(76,601)
Net increase (decrease)
  from operations          2,594,916        (1,687,709)              733,025
88,176

Distributions to shareholders from:
Net investment income
Class A                    (306,883)          (989,196)               (4,851)
(916)
Class B                      (7,292)            (1,542)               (2,070)
(643)
Class C                  (1,099,467)          (594,926)               (86,748)
(5,736)
Class D                    (142,189)          (158,696)               (480,304)
(209,278)
Net realized gains
Class A                         0                  (5)                      0
0
Class B                         0                  (5)                      0
0
Class C                         0              (55,199)                     0
0
Class D                          0             (34,689)                     0
0
Total distributions      (1,555,831)        (1,834,258)              (573,973)
(216,573)
Increase (decrease)
 in net assets from
 operations and
 distributions             1,039,085       (3,521,967)                 159,052
(128,397)
Share transactions:
Proceeds from sale of shares
Class A                   5,700,365        30,283,920                  247,621
35,100
Class B                     255,439            77,037                   70,000
25,800
Class C                   8,923,222        11,029,767                2,185,367
376,164
Class D                    6,272,781        6,045,011)**               167,065
7,896,433
Value of distributions reinvested
Class A                     300,894            988,464                  4,195
915
Class B                       6,850              1,521                   2,041
637
Class C                     912,679            539,267                  84,867
5,371
Class D                     141,112             213,313                480,184
209,250
Cost of shares redeemed
Class A                 (26,636,640)         (3,027,817)               (3,158)
(4)
Class B                   (100,613)             (9,861)                (15,199)
(503)
Class C                 (3,031,354)        (8,424,499)**              (152,811)
(91,740)
Class D                 (2,526,883)         (3,259,038)                (544,992)
(160,098)
Net increase (decrease) from
 share transactions      (9,782,148)        34,457,085                2,525,180
8,297,325
Total increase (decrease)
 in net assets           (8,743,063)       30,935,118                2,684,232
8,168,928
NET ASSETS
Beginning of period      42,419,775       11,484,657                 8,168,928
0
End of period           $33,676,712      $42,419,775              $10,853,160
$8,168,928
Undistributed net investment
income, end of period      $47,858           $29,935                  $15,666
$17,810




                                                      GE
                                                    MONEY
                                                   MARKET
                                                    FUND***
                                   Year Ended                    Year Ended
                           September 30, 1995            September 30, 1994
INCREASE IN NET ASSETS
Operations:
Net investment income              $3,466,116                  $1,111,339
Net realized gain (loss) on investments,
 futures, written options, and
 foreign currency transactions             0                     (3,370)
Net increase (decrease) in unrealized
 appreciation/depreciation                 0                           0
Net increase (decrease)
 from operations                   3,466,116                     1,107,969

Distributions to shareholders from:
Net investment income
Class A                                   0                              0
Class B                                   0                              0
Class C                          (3,466,116)                   (1,111,339)
Class D                                   0                              0

Net realized gains
Class A                                   0                              0
Class B                                   0                              0
Class C                                   0                              0
Class D                                   0                              0

Total distributions              (3,466,116)                    (1,111,339)

Increase (decrease)
  in net assets from
 operations and distributions              0                        (3,370)

Share transactions:
Proceeds from sale of shares
Class A                                   0                              0
Class B                                   0                              0
Class C                          185,442,103                  156,933,180
Class D                                   0                              0

Value of distributions reinvested
Class A                                   0                              0
Class B                                   0                              0
Class C                          3,344,476                        1,086,335
Class D                                   0                              0


Cost of shares redeemed
Class A                                   0                              0
Class B                                   0                              0
Class C                       (170,729,355)                 (121,606,273)
Class D                                   0                             0
Net increase (decrease) from
 share transactions              18,057,224                     36,413,242
Total increase (decrease)
 in net assets                   18,057,224                     36,409,872
NET ASSETS
Beginning of period              53,606,764                    17,196,892
End of period                   $71,663,988                   $53,606,764
Undistributed net investment
income, end of period              $32,532                        $20,087


* See Note 1 to Financial Statements for
  FundsO inception date.

** Includes non-taxable transfers which occurred during the Funds transition to a multiple class distribution system.

*** GE Money Market is a no load Fund offering only one class of shares to all investors.

See Notes to Financial Statements.

Changes In Fund Shares


                                                    GE
                                               INTERNATIONAL
                                                 EQUITY
                                                  FUND
                                  Year Ended                 Period Ended
                           September 30, 1995          September 30, 1994
CLASS A:
Shares sold by subscription          284,516                      1,673
Issued for distributions reinvested        6                       0
Shares redeemed                      (37,459)                      0
Net increase (decrease)
 in Fund shares                      247,063                       1,673

CLASS B:
Shares sold by subscription          4,284                       2,259
Issued for distributions reinvested      3                       0
Shares redeemed                      (2,941)                      0
Net increase (decrease) in
 Fund shares                          1,346                       2,259

CLASS C:
Shares sold by subscription          67,513                       33,825
Issued for distributions reinvested     295                       0
Shares redeemed                      (20,008)                      (2,168)
Net increase (decrease)
 in Fund shares                      47,800                       31,657

CLASS D:
Shares sold by subscription          1,129,189                       1,738,340
Issued for distributions
 reinvested                          11,978                             0
Shares redeemed                      (814,812)                          0
Net increase (decrease)
 in Fund shares                      326,355                       1,738,340




                                                   GE
                                                 GLOBAL
                                                 EQUITY
                                                  FUND
                                  Year Ended                 Year Ended
                           September 30, 1995          September 30, 1994
CLASS A:
Shares sold by subscription            121,585                    39,387
Issued for distributions reinvested      1,382                         0
Shares redeemed                        (19,572)                     (3,477)
Net increase (decrease) in
 Fund shares                            103,395                      35,910

CLASS B:
Shares sold by subscription            13,889                      6,597
Issued for distributions reinvested        252                      42
Shares redeemed                         (3,099)                  (21)
Net increase (decrease) in
 Fund shares                              11,042                      6,618

CLASS C:
Shares sold by subscription            349,633                      818,966
Issued for distributions reinvested      30,042                      6,098
Shares redeemed                       (266,651)               (471,480)*
Net increase (decrease) in
 Fund shares                           113,024                      353,584

CLASS D:
Shares sold by subscription            167,151                      542,827)*
Issued for distributions reinvested     17,187                      3,879
Shares redeemed                     (244,112)                     (6,567)
Net increase (decrease) in Fund
 shares                              (59,774)                     540,139



                                                    GE
                                                   U.S.
                                                 EQUITY
                                                  FUND
                               Year Ended                 Year Ended
                           September 30, 1995          September 30, 1994
CLASS A:
Shares sold by subscription          708,859                  1,916,504
Issued for distributions
 reinvested                              760                         1
Shares redeemed                      (37,975)               (1,841,155)
Net increase (decrease)
 in Fund shares                      671,644                   75,350

CLASS B:
Shares sold by subscription            77,863                 7,223
Issued for distributions reinvested       246                    27
Shares redeemed                       (4,451)                (1,597)
Net increase (decrease)
 in Fund shares                      73,658                   5,653

CLASS C:
Shares sold by subscription          489,072                682,358
Issued for distributions
 reinvested                           24,846                 14,622
Shares redeemed                    (227,802)             (4,233,742)*
Net increase (decrease)
 in Fund shares                      286,116              (3,536,762)

CLASS D:
Shares sold by subscription         3,838,354             8,731,494)*
Issued for distributions
 reinvested                            202,724                  92,781
Shares redeemed                    (4,733,502)             (1,714,198)
Net increase (decrease)
 in Fund shares                      (692,424)               7,110,077


* Includes non-taxable transfers which occurred during the Funds transition to a multiple class distribution system.

** GE Money Market Fund is a no load Fund offering only one class of shares to all investors.

See Notes to Financial Statements.

Changes In Fund Shares


                                                GE
                                            STRATEGIC
                                            INVESTMENT
                                               FUND
                               Year Ended                 Year Ended
                           September 30, 1995          September 30, 1994
CLASS A:
Shares sold by subscription           435,194                      76,726
Issued for distributions reinvested     1,910                          1
Shares redeemed                       (31,089)                     (6,462)
Net increase (decrease) in
 Fund shares                          406,015                      70,265

CLASS B:
Shares sold by subscription           45,807                        9,497
Issued for distributions reinvested      332                          100
Shares redeemed                       (7,429)                        (13)
Net increase (decrease) in
 Fund shares                          38,710                       9,584

CLASS C:
Shares sold by subscription          272,667                      566,913
Issued for distributions reinvested    21,452                      12,426
Shares redeemed                      (157,028)                   (545,837)*
Net increase (decrease) in
 Fund shares                          137,091                      33,502

CLASS D:
Shares sold by subscription           415,926                    1,152,671)*
Issued for distributions reinvested    30,112                        7,533
Shares redeemed                      (526,586)                     (70,100)
Net increase (decrease) in
 Fund shares                          (80,548)                    1,090,104



                                               GE
                                               TAX-
                                              EXEMPT
                                               FUND
                               Year Ended                 Year Ended
                           September 30, 1995          September 30, 1994
CLASS A:
Shares sold by subscription           28,305                       4,587
Issued for distributions reinvested      304                        115
Shares redeemed                         (244)                      (41)
Net increase (decrease) in
 Fund shares                          28,365                     4,661

CLASS B:
Shares sold by subscription          53,644                      5,217
Issued for distributions reinvested     377                       129
Shares redeemed                        (860)                        0
Net increase (decrease) in
 Fund shares                         53,161                     5,346

CLASS C:
Shares sold by subscription          97,435                  290,182
Issued for distributions
 reinvested                         22,483                   21,902
Shares redeemed                   (151,987)                (521,453)*
Net increase (decrease) in
 Fund shares                       (32,069)                (209,369)

CLASS D:
Shares sold by subscription             0                   432,382)*
Issued for distributions
 reinvested                         19,730                    16,957
Shares redeemed                   (129,315)                   (8,146)
Net increase (decrease) in
 Fund shares                     (109,585)                   441,193



                                                GE
                                              FIXED
                                              INCOME
                                               FUND
                               Year Ended                 Year Ended
                           September 30, 1995          September 30, 1994
CLASS A:
Shares sold by subscription                 0                           0
Issued for distributions reinvested         0                           0
Shares redeemed                             0                           0
Net increase (decrease) in Fund shares      0                           0

CLASS B:
Shares sold by subscription                 0                           0
Issued for distributions reinvested         0                           0
Shares redeemed                             0                           0
Net increase (decrease) in Fund shares      0                           0

CLASS C:
Shares sold by subscription        185,465,791                156,933,180
Issued for distributions
 reinvested                          3,320,860                  1,086,335
Shares redeemed                   (170,729,355)              (121,606,273)
Net increase (decrease) in
 Fund shares                        18,057,296                 36,413,242

CLASS D:
Shares sold by subscription                 0                           0
Issued for distributions reinvested         0                           0
Shares redeemed                             0                           0
Net increase (decrease) in Fund shares      0                           0



                                                GE
                                           SHORT-TERM
                                           GOVERNMENT
                                               FUND
                               Year Ended                 Year Ended
                           September 30, 1995          September 30, 1994
CLASS A:
Shares sold by subscription            20,854                      2,933
Issued for distributions reinvested       354                        78
Shares redeemed                          (265)                        0
Net increase (decrease) in Fund shares 20,943                     3,011

CLASS B:
Shares sold by subscription             5,935                     2,151
Issued for distributions reinvested       174                        54
Shares redeemed                        (1,280)                      (43)
Net increase (decrease) in
 Fund shares                            4,829                     2,162

CLASS C:
Shares sold by subscription          185,888                     31,854
Issued for distributions reinvested    7,195                        457
Shares redeemed                      (13,001)                    (7,816)
Net increase (decrease) in
 Fund shares                         180,082                     24,495

CLASS D:
Shares sold by subscription          14,219                     663,325
Issued for distributions reinvested  40,870                      17,778
Shares redeemed                     (46,499)                    (13,609)
Net increase (decrease) in
 Fund shares                          8,590                     667,494



                                                 GE
                                                MONEY
                                               MARKET
                                               FUND**
                               Year Ended                 Year Ended
                           September 30, 1995          September 30, 1994
CLASS A:
Shares sold by subscription                 0                          0
Issued for distributions reinvested         0                          0
Shares redeemed                             0                          0
Net increase (decrease) in Fund shares      0                          0

CLASS B:
Shares sold by subscription                 0                          0
Issued for distributions reinvested         0                          0
Shares redeemed                             0                          0
Net increase (decrease) in Fund shares      0                          0

CLASS C:
Shares sold by subscription       185,465,791                156,933,180
Issued for distributions
 reinvested                         3,320,860                  1,086,335
Shares redeemed                 (170,729,355)               (121,606,273)
Net increase (decrease) in
 Fund shares                      18,057,296                  36,413,242

CLASS D:
Shares sold by subscription                0                          0
Issued for distributions reinvested        0                          0
Shares redeemed                            0                          0
Net increase (decrease) in Fund shares     0                          0


NOTES TO FINANCIAL STATEMENTS -- SEPTEMBER 30, 1995

  1.  ORGANIZATION OF THE FUNDS

GE Funds (the "Trust") is registered under the Investment Company Act of 1940 (as amended) as a diversified, open-end management investment company. The Trust was organized as a Massachusetts business trust on August 10, 1992, and is authorized to issue an unlimited number of shares. It is comprised of ten investment portfolios (the "Funds"), only eight of which are currently being offered, as follows: GE International Equity Fund, GE Global Equity Fund, GE U.S. Equity Fund, GE Strategic Investment Fund, GE Tax-Exempt Fund, GE Fixed Income Fund, GE Short-Term Government Fund and GE Money Market Fund. The Funds (except GE Money Market Fund) are presently authorized to issue four classes of shares.
Between the Funds' effective date (January 5, 1993) and the commencement of investment operations, the Funds' advisor absorbed all expenses. The commencement dates are as follows: GE International Equity Fund - Classes A, B, C, and D and GE Short-Term Government Fund - Classes A, B, C, and D - March 2, 1994; Class A, all other funds - January 1, 1994; Class B, all other funds - December 22, 1993; Class D, all other funds - November 29, 1993; Class C, GE Tax-Exempt Fund - February 26, 1993; Class C, all other funds, including the single class of the GE Money Market Fund - February 22, 1993.

MAXIMUM SALES LOAD IMPOSED ON PURCHASES OF CLASS A SHARES (AS A PERCENTAGE OF OFFERING PRICE):

         4.75%                          4.25%                     2.50%
GE International Equity Fund    GE Fixed Income Fund         GE Short-Term
GE Global Equity Fund           GE Tax-Exempt Fun              Government Fund
GE U.S. Equity Fund
GE Strategic Investment Fund

MAXIMUM CONTINGENT DEFERRED SALES LOAD (AS A PERCENTAGE OF REDEMPTION
PROCEEDS):

              1.00%               3.00%                     4.00%
Class A*     All funds             --                         --
Class B        --           GE Tax-Exempt Fund      GE International Equity Fund
                           GE Fixed Income Fund    GE Global Equity Fund
                           GE Short-Term           GE U.S. Equity Fund
                            Government Fund        GE Strategic Investment Fund

The maximum contingent deferred sales load for Class B redemptions for all Funds, after the first year, are as follows: 3.00% within the second year, 2.00% within the third year, 1.00% within the fourth year; and 0.00% thereafter.
No sales charges or redemption fees are assessed by the Trust with respect to Class C and Class D shares and shares of GE Money Market Fund.

    * IMPOSED ONLY FOR SHARES REDEEMED WITHIN ONE YEAR OF
      PURCHASE WHICH WERE SUBJECT TO NO FRONT END SALES CHARGE BY VIRTUE OF BEING PART OF A PURCHASE OF $1 MILLION OR MORE.

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarizes the significant accounting policies of the Trust:

SECURITY VALUATION AND TRANSACTIONS

Securities for which exchange quotations are readily available are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. Certain fixed income securities are valued by a dealer or by a pricing service based upon a computerized matrix system, which considers market transactions and dealer supplied valuations. Valuations for municipal bonds are obtained from a qualified municipal bond pricing service; prices represent the mean of the secondary market.
Futures contracts are valued at the settlement price established each day by the board of trade or exchange on which they are principally traded. Written options traded on an exchange are valued using the last sale price or, in the absence of a sale, the last offering price, and options traded over-the-counter are valued using dealer-supplied valuations. Forward foreign currency contracts are valued at the mean between the bid and the offered forward rates as last quoted by a recognized dealer.
Short term investments maturing within 60 days are valued at amortized cost or original cost plus accrued interest, each of which approximates market value.
Portfolio positions which cannot be valued as set forth above are valued at fair value under procedures approved by the Trustees.
GE Money Market Fund values its securities using the amortized cost method, which values securities initially at cost and thereafter assumes a constant amortization to maturity of any discount or premium. Amortized cost approximates market value.
Transactions are accounted for as of the trade date. Cost is determined and gains and losses are based upon the identified cost method for both financial statement and federal tax purposes.
The Funds will accrue distribution fees, blue sky fees and transfer agent fees to the respective class. Each Fund's income, expenses (other than the fees mentioned above) and realized and unrealized gains and losses are allocated proportionally each day among the classes based upon the relative net assets of each class.
To secure prices or yields deemed advantageous at a particular time, the Funds may purchase or sell securities on a when-issued or forward commitment basis. Payment and delivery may take place a month or more after the date of the transaction. The price of the underlying securities and the date when the securities will be delivered and paid for are fixed at the time the transaction is negotiated. This may increase the risk if the other party involved in the transaction fails to deliver and causes the Fund to subsequently invest at less advantageous yields. In connection with such purchases the Fund is required to hold collateral (cash, Government securities or other liquid, high grade debt obligations) with the Funds' custodian sufficient to cover the purchase price, unless if they enter into an offsetting contract for the sale of equal securities and value.

FOREIGN CURRENCY

Accounting records of the Funds are maintained in U.S. dollars. Investment securities and other assets and liabilities and purchases and sales of investment securities are denominated in foreign currency and translated to U.S. dollars at the prevailing exchange rate on the respective dates of such transactions.
The Funds do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. Reported net realized exchange gains or losses from foreign currency transactions represent sale of foreign currencies, currency gains or losses between the trade date and the settlement date on securities transactions, realized gains and losses on forward foreign currency contracts, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the Fund's books, and the U.S. dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from changes in the value of assets and liabilities other than investments in securities at fiscal year end, as a result of changes in the exchange rate.

INCOME TAXES

It is each Fund's policy to comply with all sections of the Internal Revenue Code applicable to regulated investment companies and to distribute all of its taxable income, tax-exempt income, and gains to its shareholders and therefore no provision for federal income tax has been made. Each Fund is treated as a separate taxpayer for federal income tax purposes.
Capital loss carryovers are available to offset future realized capital gains. To the extent that these carryover losses are used to offset future capital gains, it is probable that the gains so offset will not be distributed to shareholders because they would be taxable as ordinary income. At September 30, 1995, the Funds had capital loss carryovers as follows:

             FUND                          AMOUNT            EXPIRES
GE International Equity Fund             $  81,615            2003
GE Tax-Exempt Fund                          56,890            2002

                                            92,229            2003

GE Fixed Income Fund                     2,559,939            2003
GE Money Market Fund                         3,370            2003

Any net capital and currency losses incurred after October 31, within the Fund's tax year, are deemed to arise on the first day of the Fund's next tax year if the Fund so elects to defer such losses. The Funds incurred and elected to defer net capital and currency losses as follows, during the period in fiscal 1995:

GE International Equity Fund                     $  308,779
GE Tax-Exempt Fund                                  518,256
GE Fixed Income Fund                                194,750
GE Short-Term Government Fund                         4,081

INVESTMENT INCOME

Corporate actions (including cash dividends) are recorded net of nonreclaimable tax withholdings on the ex-dividend date, except for certain foreign securities for which corporate actions are recorded as soon as the Funds are informed. Interest income is recorded on the accrual basis. All discounts and premiums on taxable bonds and premiums on tax exempt bonds are amortized to call or maturity date, whichever is shorter using the effective yield method. On tax exempt bonds purchased before May 1, 1993 only original issue discount is amortized. For tax exempt bonds purchased after April 30, 1993 both market discount and original issue discount are amortized.

EXPENSES

Expenses of the Trust which are directly identifiable to a specific Fund are allocated to that Fund. Expenses which are not readily identifiable to a specific Fund are allocated in such a manner as deemed equitable, taking into consideration the nature and type of expense and the relative sizes of the Funds. All expenses of the Funds are paid by the Investment Adviser and reimbursed by the Funds up to the voluntary expense limitations.

DISTRIBUTIONS TO SHAREHOLDERS

GE Tax-Exempt Fund, GE Fixed Income Fund, GE Short-Term Government Fund and GE Money Market Fund declare investment income dividends daily (paid monthly). GE International Equity Fund, GE Global Equity Fund, GE U.S. Equity Fund and GE Strategic Investment Fund declare and pay dividends of net investment income annually. All Funds declare and pay net realized capital gain distributions annually. The character of income and gains to be distributed are determined in accordance with income tax regulations which may differ from generally accepted accounting principles. Reclassifications are made to the Funds' capital accounts to reflect income and gains available for distribution (or available capital loss carryovers) under income tax regulations. The calculation of net investment income per share in the Financial Highlights table excludes these adjustments.

DEFERRED ORGANIZATIONAL COSTS

Organizational expenses applicable to the Funds have been deferred and are being amortized on a straight-line basis over a period of five years from commencement of investment operations.

REPURCHASE AGREEMENTS

The Funds' custodian takes possession of the collateral pledged for investments in repurchase agreements on behalf of the Funds. It is the policy of the Funds to value the underlying collateral daily on a mark-to-market basis to determine that the value, including accrued interest, is at least equal to the repurchase price. In the event of default of the obligation to repurchase, the Funds have the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation.

FUTURES AND OPTIONS

The Funds, other than the GE Money Market Fund, may invest in futures contracts and purchase and write options. These investments involve, to varying degrees, elements of market risk and risks in excess of the amount recognized in the Statement of Assets and Liabilities. The face or contract amounts reflect the extent of the involvement the Funds have in the particular classes of instruments. Risks may be caused by an imperfect correlation between movements in the price of the instruments and the price of the underlying securities and interest rates. Risks also may arise if there is an illiquid secondary market for the instruments, or due to the inability of counterparties to perform. The Funds will invest in these instruments to hedge against the effects of changes in value of portfolio securities due to anticipated changes in interest rates and/or market conditions, to equitize a cash position, for duration management, or when the transactions are economically appropriate to the reduction of risk inherent in the management of the Fund involved.

Upon entering into a futures contract, the Fund is required to deposit either cash or securities in an amount (initial margin) equal to a certain percentage of the contract value. Subsequent payments (variation margin) are made or received by the Fund each day. The variation margin payments are equal to the daily changes in the contract value and are recorded as unrealized gains and losses. The Fund recognizes a realized gain or loss when the futures contract is closed. The Fund will realize a gain or loss upon the expiration or closing of an option transaction. When an option is exercised, the proceeds on sales for a written call option, the purchase cost for a written put option, or the cost of the security for a purchased put or call option is adjusted by the amount of premium received or paid.

SECURITY LENDING

The Funds may loan securities to well known and recognized U.S. and foreign brokers and banks and receive a lenders fee. These fees are included in interest income. The loans of securities will be collateralized by cash, letters of credit or U.S. Government Securities. The collateral will be segregated and maintained at all times with the custodian and must be equal to the current value of the securities loaned. In the event the counterparty (borrower) does not meet its contracted obligation to return the securities, the Fund may be exposed to the risk of loss of reacquiring the loaned securities at prevailing market prices.

OTHER

There are certain additional risks involved when investing in foreign securities that are not inherent in domestic securities. These risks may involve foreign currency exchange rate fluctuations, adverse political and economic developments and the imposition of unfavorable foreign governmental laws and restrictions.

  3.  FEES AND COMPENSATION PAID TO AFFILIATES

ADVISORY AND ADMINISTRATION FEES

Compensation of GE Investment Management Incorporated ("GEIM"), the Funds' Investment Adviser and Administrator, a wholly owned subsidiary of General Electric Company, for investment advisory and administrative services, is paid monthly based on the average daily net assets of each Fund. Such advisory and administration fee is based on the annual rates listed in the table below. Until further notice, GEIM has agreed to reduce other operating expenses (exclusive of advisory, administration and distribution fees) for each Fund as indicated in the following table:

                            ANNUALIZED BASED ON AVERAGE DAILY NET ASSETS
                                ADVISORY AND        LIMITATION OF OTHER
                            ADMINISTRATION FEES     OPERATING EXPENSES

GE International Equity Fund        .80%                .30%
GE Global Equity Fund               .75%                .35%
GE U.S Equity Fund                  .40%                .10%
GE Strategic Investment Fund        .35%                .30%
GE Tax-Exempt Fund                  .35%                .25%
GE Fixed Income Fund                .35%                .25%
GE Short-Term Gov't Fund            .30%                .15%
GE Money Market Fund                .25%                .20%

DISTRIBUTION FEE

The Funds have adopted a Shareholder Servicing and Distribution Plan ("the Plan") pursuant to Rule 12b-1 under the Investment Company Act of 1940 with respect to each Fund except the GE Money Market Fund. Each Fund pays GE Investment Services Inc. ("GEIS"), a subsidiary of GEIM and the Funds' principal underwriter, a monthly fee for shareholder and distribution services provided, at an annual rate of .50% of the average daily net assets of Class A of all applicable Funds, 1.00% for Class B of all applicable Funds (except GE Short-Term Government Fund which is .85%), and .25% for Class C of all applicable Funds. Currently Class D is not subject to a 12b-1 fee plan.

OTHER

The Funds pay no compensation to their Trustees who are employees of GEIM. Trustees who are not GEIM employees received an annual fee of $10,000 and an additional fee of $500 for each Trustees' meeting attended.
For the year ended September 30, 1995, GE Investment Services acting as underwriter received net commissions of $8,073 from the sale of Class A shares and $2,584 in contingent deferred sales charges from redemptions of Class A and Class B shares.
GNA Corporation, a wholly owned subsidiary of General Electric Company, acts as Blue Sky administrator for the GE Funds. Fees paid to GNA are reflected in Blue Sky expense in the Statement of Operations.

  4.  AGGREGATE UNREALIZED APPRECIATION AND DEPRECIATION

Aggregate gross unrealized appreciation/(depreciation) of investments for each Fund at September 30, 1995, were as follows:
                                                                       NET
                           GROSS               GROSS                UNREALIZED
                        UNREALIZED          UNREALIZED             APPRECIATION
                       APPRECIATION        DEPRECIATION           (DEPRECIATION)
GE International
  Equity Fund           4,575,406           2,486,432               2,088,974
GE Global Equity
  Fund                  5,643,768           1,598,436               4,045,332
GE U.S. Equity
  Fund               $ 29,287,914           $ 974,301            $ 28,313,613
GE Strategic
  Investment Fund       5,994,913             549,772               5,445,141
GE Tax-Exempt
  Fund                    324,312              14,386                 309,926
GE Fixed Income
  Fund                    522,160              30,915                 491,245
GE Short-Term
  Gov't Fund               22,040              11,575                  10,465

The aggregate cost of each Fund's investments was substantially the same for book and federal income tax purposes at September 30, 1995.

  5.  OPTIONS

During the period ended September 30, 1995, the following option contracts were written:

                      GE U.S. EQUITY FUND        GE STRATEGIC INVESTMENT FUND
                          NUMBER                         NUMBER
                      OF CONTRACTS   PREMIUM         OF CONTRACTS   PREMIUM
    Balance as of
    September
    30, 1994                4         $ 503                   1          $ 344
    Written                84        32,421                 428         94,444
    Closed and
    Expired               (55)      (18,660)               (119)       (19,282)
    Exercised             (14)       (2,984)               (271)        (1,525)
    Balance as of
    September
    30, 1995               19      $ 11,280                  39       $ 73,981

                           GE FIXED INCOME FUND
                           ____________________
                        NUMBER OF CONTRACTSPREMIUM
    Balance as of
    September 30,
    1994                     1             $ 344
    Written                675             3,398
    Closed and
    Expired               (675)           (3,398)
    Exercised               (1)             (344)
    Balance as of
    September 30,
    1995                     0             $   0

  6.  INVESTMENT TRANSACTIONS

The cost of purchases and the proceeds from sales of investments, other than U.S. Government obligations, short term investments and options, for the period ended September 30, 1995, were:

                                   PURCHASES            SALES
    GE International
    Equity Fund                  $ 15,331,908      $   7,718,077
    GE Global Equity Fund          18,432,179         14,462,599
    GE U.S. Equity Fund            59,418,850         56,376,075
    GE Strategic
    Investment Fund                15,454,691         11,220,899
    GE Tax-Exempt Fund              8,545,063         10,724,072
    GE Fixed Income Fund           14,912,522         19,888,369
    GE Short-Term
    Government Fund                 2,983,192          3,202,242

The cost of purchases and the proceeds from sales of long-term U.S. Government obligations for the period ended September 30, 1995, were:

                                   PURCHASES            SALES

    GE U.S. Equity Fund          $    310,217      $      84,993
    GE Strategic
    Investment Fund                24,170,717         22,349,697
    GE Fixed Income Fund           59,717,583         64,243,245
    GE Short-Term
    Government Fund                37,886,279         34,962,684

  7. BENEFICIAL INTEREST

The following schedule shows the number of shareholders each owning 5% or more of a Fund and the total percentage of the Fund held by such shareholders:
                                                     5% OR GREATER
SHAREHOLDERS
                                       NUMBER          % OF FUND HELD
GE International Equity Fund             4                  95%
GE Global Equity Fund                    4                  32%
GE U.S. Equity Fund                      7                  62%
GE Strategic Investment Fund             5                  55%
GE Tax-Exempt Fund                       1                  33%
GE Fixed Income Fund                     2                  26%
GE Short-Term Government Fund            2                  74%
GE Money Market Fund                     2                  23%

THIS PAGE INTENTIONALLY LEFT BLANK

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND TRUSTEES OF GE FUNDS

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations and of changes in net assets and the financial highlights present fairly, in all material respects, the financial position of GE International Equity Fund, GE Global Equity Fund, GE U.S. Equity Fund, GE Strategic Investment Fund, GE Tax-Exempt Fund, GE Fixed Income Fund, GE Short-Term Government Fund and GE Money Market Fund, each a series of GE Funds (the "Trust"), at September 30, 1995 and the results of their operations, the changes in their net assets and the financial highlights for the periods indicated, in conformity with generally accepted accounting principles. These financial statements and financial highlights (hereafter referred to as "financial statements") are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at September 30, 1995 by correspondence with the custodian and brokers, and the application of alternative auditing procedures where confirmations from brokers were not received, provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Boston, Massachusetts
November 10, 1995

GE FUNDS MANAGEMENT TEAM

PORTFOLIO MANAGERS

GE INTERNATIONAL EQUITY FUND
GE GLOBAL EQUITY FUND
Ralph R. Layman

GE U.S. EQUITY FUND
Eugene K. Bolton
David B. Carlson
Elaine G. Harris
Peter J. Hathaway
A. John Kohlhepp
Paul C. Reinhardt

GE STRATEGIC INVESTMENT FUND
David B. Carlson
Robert A. MacDougall

GE TAX-EXEMPT FUND
Robert R. Kaelin

GE FIXED INCOME FUND
GE SHORT-TERM GOVERNMENT FUND
GE MONEY MARKET FUND
Robert A. MacDougall

Investment Adviser
and Administrator
GE Investment Management Incorporated

Trustees
Michael J. Cosgrove
John R. Costantino
Alan M. Lewis
William J. Lucas
Robert P. Quinn
Secretary
Matthew J. Simpson
Treasurer
Jeffrey A. Groh
Distributor
GE Investment Services Inc.
Member NASD and SIPC
Counsel
Willkie Farr & Gallagher
Custodian
State Street Bank & Trust Company
Independent Accountants
Price Waterhouse LLP

Officers of the Investment Adviser
Dale F. Frey, CHAIRMAN OF THE BOARD AND PRESIDENT
Eugene K. Bolton, EVP, DOMESTIC EQUITIES
Ralph R. Layman, EVP, INTERNATIONAL EQUITIES
John H. Myers, EVP, FIXED INCOME AND ALTERNATIVE INVESTMENTS
Alan M. Lewis, EVP, GENERAL COUNSEL AND SECRETARY
Don W. Torey, EVP, FINANCE AND ADMINISTRATION
Michael J. Cosgrove, EVP, MUTUAL FUNDS

SHAREHOLDER INQUIRIES

   In the early part of 1995, the GE Inquiry Center moved into a new home within our Stamford, Connecticut, headquarters. The expanded facility provided for the installation of state-of-the-art technology. The upgraded Inquiry Center provides improved service for customers with questions pertaining to the GEFunds. In addition, we've added to our Inquiry Center staff, now 20 highly trained specialists - all Series 7 and 63 licensed.

   Computer upgrades have been installed in order to enable the Inquiry Specialists to provide shareholders with the most efficient and accurate information. Virtually all information is being stored electronically. Essential information can be found rapidly at the touch of a button.

STAYING ON TOP OF MARKET TRENDS

   One of the most innovative features of the Inquiry Center is our Intelligence Room. A panel of monitors provides information on market trends, dividends and other key investment information. Financial news wires, such as Bloomberg and Reuters are on-line along with the NBC. Personal Financial News network, all designed to help specialists stay on top of market trends and the latest economic news on Wall Street.

   Scattered about the Inquiry Center are ticker-tape screens showing the latest currency fluctuations and the Dow Jones Industrial stock prices. Such data is helpful in providing valuable information to shareholders.

CLASS A AND B INVESTOR:   Call your investment professional or 1-800-735-4547

CLASS C INVESTOR:         Call the GE Funds Inquiry Center at 1-800-242-0134

Address inquiries                                Address inquiries regarding
regarding the Funds to:                          your account to:

GE Funds                                         GE Funds
3003 Summer Street                               P.O. Box 8309
P.O. Box 120065                                  Boston, MA 02266-8309
Stamford, CT 06912-0065

CLASS D INVESTOR:                 Contact your designated GE Investment
                                  account representative

401(K) PLAN INVESTOR:             Call your company's designated plan number

This report has been prepared for shareholders and may be distributed to others only if preceded or accompanied by a current prospectus.

GE Funds
3003 Summer Street
Stamford, CT 06904-7900

Bulk Rate
U.S. Postage
PAID
Boston, MA
Permit No. 54201

Distributed by GE Investment Services Inc., member NASD and SIPC